Form 10QSB
period 2007-03-31
Rose Explorations Inc.
filed 2007-05-15
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

33158 Myrtle Avenue
 Mission, British Columbia, Canada  V2V 5W1
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer X_

At March 31, 2007, there were 10,000,000 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ___ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                               4

Item 1. Financial Statements                                                                                   4

Item 2. Management's Discussion and Analysis and Plan of Operation      18

Item 3. Controls and Procedures                                                                          21

PART II . OTHER INFORMATION                                                                    21

Item 1A. Risk Factors                                                                                             21

Item 6. Exhibits and Reports on Form 8-K                                                           21

SIGNATURES                                                                                                          22

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our original Form SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission on January 30, 2007, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-140299.

Rose Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

Rose Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2007	As at 30 September 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	3,000	3,000

	3,000	3,000

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	26,360	9,940

Stockholder’s deficiency
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2007 - 10,000,000 common shares, par value $0.001
30 September 2006 - 10,000,000 common share, par value $0.001	10,000	10,000
Additional paid-in capital	36,000	24,000
Deficit, accumulated during the development stage	(69,360)	(40,940)

	(23,360)	(6,940)

	3,000	3,000

Nature and Continuance of Operations (Note 1)

On behalf of the Board:
/s/ Greg Cowan
By: Greg Cowan, Director

Rose Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 March 2007	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,375	-	-
Bank charges and interest	157	157	-
Consulting	5,000	5,000	-
Exploration and development (Note 3)	6,125	-	-
Filing fees	700	700	-
Legal and accounting	13,603	10,563	-
Licences and permits	1,100	-	550
Management fees (Notes 5 and 8)	27,000	9,000	9,000
Registered agent	300	-	100
Rent (Notes 5 and 8)	9,000	3,000	3,000

Net loss for the period	(69,360)	(28,420)	(12,650)

Basic and diluted loss per common share		(0.003)	(0.003)

Weighted average number of common shares used in per share calculations		10,000,000	5,000,000

Rose Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 March 2007	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(69,360)	(28,420)	(17,650)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 5 and 8)	36,000	12,000	12,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	26,360	16,420	650

	(7,000)	-	(5,000)

Cash flows from financing activities
Common shares issued for cash	10,001	-	10,000
Common shares redeemed	(1)	-	(1)

	10,000	-	9,999

Increase in cash and cash equivalents	3,000	-	4,999

Cash and cash equivalents, beginning of period	-	3,000	1

Cash and cash equivalents, end of period	3,000	3,000	5,000

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Rose Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($1 per share) (Note 6)	1	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	1	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	1	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 6)	10,000,000	10,000	-	-	10,000
Common shares redeemed - cash ($1 per share) (Note 6)	(1)	-	(1)	-	(1)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	10,000,000	10,000	24,000	(40,940)	(6,940)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	12,000	-	12,000
Net loss for the period	-	-	-	(28,420)	(28,420)

Balance at 31 March 2007	10,000,000	10,000	36,000	(69,360)	(23,360)

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

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

The Company’s financial statements as at 31 March 2007 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $28,420 for the six month period ended 31 March 2007 (2006 - $12,650) and has a working capital deficit of $23,360 at 31 March 2007 (30 September 2006 - $6,940).

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

At 31 March 2007, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

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
31 March 2007

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
31 March 2007

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2007.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

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
31 March 2007

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
31 March 2007

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

The Company made no expenditures on its Mining Claim property for the six month period ended 31 March 2007 (2005 - $Nil, cumulative - $12,500).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Related Party Transactions

During the six month period ended 31 March 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2006 - $9,000, cumulative - $27,000) and rent in the amount of $3,000 (2006 - $3,000, cumulative - $9,000).

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
31 March 2007

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007. There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
	$	$

Deferred tax asset attributable to:
Current operations	9,663	6,001
Contributions to capital by related parties	(4,080)	(4,080)
Less: Change in valuation allowance	(5,583)	(1,921)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 March 2007 and 30 September 2006 are as follows:

	As at 31 March 2007	As at 30 September 2006 (Audited)
	$	$

Income tax operating loss carryforward	69,360	40,940

Statutory federal income tax rate	34%	34%
Contributed rent and services	-19.63%	-19.93%
Effective income tax rate	0%	0%

Deferred tax assets	11,342	5,760
Less: Valuation allowance	(11,342)	(5,760)

Net deferred tax asset	-	-

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 31 March 2007, the Company has an unused net operating loss carry-forward balance of approximately $33,360 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2026.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2007

8.	Supplemental Disclosures with Respect to Cash Flows

	2007	2006
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the six month period ended 31 March 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2005 - $9,000, cumulative - $27,000) and rent in the amount of $3,000 (2005 - $3,000, cumulative - $9,000).

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

We are a start up, development stage mining exploration company and have had no revenues from operations since inception. We recently filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission seeking approval to sell shares of our equity securities to the public to raise a total of $100,000. We raised a total of $85,000 and closed the offering subsequent to the period ended March 31, 2007 and are using the funds to continue our exploration program, as set forth in our Form SB-2 registration statement.

Since inception, we have suffered net losses of $69,360.

Six months ended March 31, 2007, as compared to the Six months ended March 31, 2006

Results of Operations

For the three and six months ended March 31, 2007 and 2006, we have generated no revenues.

For the six months ended March 31, 2007, we incurred net operating losses of $28,420, or $0.003 per share, as compared to net operating losses of $12,650, or $0.003 per share, for the six months ended March 31, 2006.

Total expenses for the six months ended March 31, 2007 were $28,420, consisting of management fees accrued and payable to an officer and director in the amount of $9,000, consulting, legal and professional fees incurred in connection with the preparation and filing of our initial registration statement and other documents with the SEC in the amount of $15,563, filing fees in the amount of $700 and rent in the amount of $3,000, as compared to total expenses of $12,650 for the six month period ended March 31, 2006, which consisted of $550 in licenses and permits, $9,000 in management fees accrued, due and payable to an officer and director, $100 in registered agent fees and $3,000 in rent.

Related party transactions

During the six month period ended 31 March 2007, an officer and director of the Company made contributions to capital for management fees as described above in the amount of $9,000 (2006 - $9,000, cumulative - $27,000) and rent as described above in the amount of $3,000 (2006 - $3,000, cumulative - $9,000).

Liquidity and Capital Resources

At March 31, 2007, our cash in the bank was $3,000; however, subsequent to the period, we completed the sale of our initial public offering, raised a total of $85,000, which was deposited into our operating account at the end of April and beginning of May 2007. We expect these funds to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our Shareholder's deficit as of March 31, 2007 was ($23,360).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We do not currently have any stock options or warrants issued and/or outstanding.

Plan of Operation

Rose Explorations Inc. was incorporated under the laws of the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. In February 2006, we changed our name to Rose Explorations Inc. and commenced business operations. Our primary goal is to engage in the acquisition, exploration and development of natural resource properties, beginning with our current mining claims in the State of Nevada. In February 2006, we acquired the Rose Prospect Lode Mining Claim in Clark County Nevada and in June, 2006, we staked the Rose Prospect II Lode Mining Claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our officers and directors performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Cowan, who serves as our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement:

Exhibit No.  Description

* 3(i)                        Articles of Incorporation
* 3(ii)                       Bylaws
31                             Sec. 302 Certification
32                             Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                                                                                                       ROSE EXPLORATIONS INC.,  a Nevada corporation (Registrant)

Dated: May 13, 2007                                                                                 /s/ Greg Cowan, President, Secretary, Treasurer, Principal Accounting Officer and Director

Dated: May 13, 2007                                                                                 /s/ Rex S. Pegg, Vice President-Exploration and Director