Form 10QSB
period 2007-06-30
Rose Explorations Inc.
filed 2007-08-14
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

Registrant's telephone number, including area code: (604) 783-5176

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer    X

At June 30, 2007, there were 18,500,000 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ___ No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                              3

Item 1. Financial Statements                                                                                  3

Item 2. Management's Discussion and Analysis and Plan of Operation     17

Item 3. Controls and Procedures                                                                         20

PART II . OTHER INFORMATION                                                                   20

Item 1A. Risk Factors                                                                                            20
Item 6. Exhibits and Reports on Form 8-K                                                         20

SIGNATURES                                                                                                       21

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

Rose Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

Rose Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2007	As at 30 September 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	49,910	3,000

	49,910	3,000

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,620	9,940

Stockholder’s deficiency
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2007 - 18,500,000 common shares, par value $0.001
30 September 2006 - 10,000,000 common share, par value $0.001	18,500	10,000
Additional paid-in capital	118,500	24,000
Deficit, accumulated during the development stage	(90,710)	(40,940)

	46,290	(6,940)

	49,910	3,000

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Greg Cowan  Director
Greg Cowan

The accompanying notes are an integral part of these financial statements.

Rose Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 30 June 2007	For the nine month period ended 30 June 2007	For the nine month period ended 30 June 2006
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,375	-	5,000
Bank charges and interest	244	244	-
Consulting	7,500	7,500	-
Exploration and development (Note 3)	6,125	-	2,000
Filing fees	734	734	-
Legal and accounting	24,987	21,947	-
Licences and permits	1,100	-	550
Management fees (Notes 5 and 8)	31,500	13,500	13,500
Registered agent	300	-	100
Rent (Notes 5 and 8)	10,500	4,500	4,500
Transfer agent	1,345	1,345	-

Net loss for the period	(90,710)	(49,770)	(25,650)

Basic and diluted loss per common share		(0.004)	(0.004)

Weighted average number of common shares used in per share calculations		11,830,292	6,700,000

The accompanying notes are an integral part of these financial statements

Rose Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 30 June 2007	For the nine month period ended 30 June 2007	For the nine month period ended 30 June 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(90,710)	(49,770)	(25,650)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 5 and 8)	42,000	18,000	18,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,620	(6,320)	650

	(45,090)	(38,090)	(7,000)

Cash flows from financing activities
Common shares issued for cash	95,001	85,000	10,000
Common shares redeemed	(1)	-	(1)

	95,000	85,000	9,999

Increase in cash and cash equivalents	49,910	46,910	2,999

Cash and cash equivalents, beginning of period	-	3,000	1

Cash and cash equivalents, end of period	49,910	49,910	3,000

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements

Rose Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($1 per share) (Note 6)	1	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	1	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	1	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 6)	10,000,000	10,000	-	-	10,000
Common shares redeemed - cash ($1 per share) (Note 6)	(1)	-	(1)	-	(1)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	10,000,000	10,000	24,000	(40,940)	(6,940)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	18,000	-	18,000
Common shares issued for cash ($0.001 per share) (Note 6)	8,500,000	8,500	76,500	-	85,000
Net loss for the period	-	-	-	(49,770)	(49,770)

Balance at 30 June 2007	18,500,000	18,500	118,500	(90,710)	46,290

The accompanying notes are an integral part of these financial statements

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

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

The Company’s financial statements as at 30 June 2007 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $49,770 for the nine month period ended 30 June 2007 (2006 - $25,650) and has a working capital of $46,290 at 30 June 2007 (30 September 2006 - working capital deficit of $6,940).

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

At 30 June 2007, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of nine months or less.

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
30 June 2007

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
30 June 2007

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2007.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

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
30 June 2007

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
30 June 2007

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

The Company made no expenditures on its Mining Claim property for the nine month period ended 30 June 2007 (2006 - $7,000, cumulative - $12,500).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Related Party Transactions

During the nine month period ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2006 - $13,500, cumulative - $31,500) and rent in the amount of $4,500 (2006 - $4,500, cumulative - $10,500).

6.	Capital Stock

Authorized capital stock consists of 75,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 18,500,000 common shares with a par value of $0.001 per common share.

i.	On 3 December 2003, 1 common share of the Company was issued for cash proceeds of $1.

ii.	On 1 January 2006, 10,000,000 common shares were issued to an officer and director of the Company for cash proceeds of $10,000.

iii.	On 1 January 2006, 1 common share of the Company was redeemed for proceeds of $1. This common share was cancelled on the same date.

iv.
On 3 May 2007, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 8,500,000 common shares for total cash proceeds of $85,000.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2007. There are no current or deferred tax expenses for the period ended 30 June 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the nine month period ended 30 June 2007	For the nine month period ended 30 June 2006
	$	$

Deferred tax asset attributable to:
Current operations	16,922	8,721
Contributions to capital by related parties	(6,120)	(6,120)
Less: Change in valuation allowance	(10,802)	(2,601)

Net refundable amount	-	-

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2007

The composition of the Company’s deferred tax assets as at 30 June 2007 and 30 September 2006 are as follows:

	As at 30 June 2007	As at 30 September 2006 (Audited)
	$	$

Income tax operating loss carryforward	90,710	40,940

Statutory federal income tax rate	34%	34%
Contributed rent and services	-15.74%	-19.93%
Effective income tax rate	0%	0%

Deferred tax assets	16,562	5,760
Less: Valuation allowance	(16,562)	(5,760)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2007, the Company has an unused net operating loss carry-forward balance of approximately $48,710 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2026.

8.	Supplemental Disclosures with Respect to Cash Flows

	2007	2006
	$	$

Cash paid during the year for interest	157	-
Cash paid during the year for income taxes	-	-

During the nine month period ended 30 June 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2006 - $13,500, cumulative - $31,500) and rent in the amount of $4,500 (2006 - $4,500, cumulative - $10,500).

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

We are a start up, development stage mining exploration company and have had no revenues from operations since inception. We recently filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission seeking approval to sell shares of our equity securities to the public to raise a total of $100,000. Closed the offering in May 2007 and raised a total of $85,000. We are using the funds to continue our exploration program, as set forth in the Use of Proceeds section of our Form SB-2 registration statement.

Since inception on December 5, 2003, we have suffered net losses of $90,710.

Nine months ended June 30, 2007, as compared to the Nine months ended June 30, 2006

Results of Operations

For the three and nine months ended June, 2007 and 2006, we have generated no revenues.

For the nine months ended June 30, 2007, we incurred net operating losses of $49,770, or $0.004 per share, as compared to net operating losses of $25,650, or $0.004 per share, for the nine months ended June 30, 2006. The increase in operating losses was attributed to increased costs for legal and accounting fees incurred in connection with the preparation and filing of our initial registration statement and continuing periodic reports with the SEC.

Total expenses for the nine months ended June 30, 2007 were $49,770, consisting of management fees accrued and payable to an officer and director in the amount of $13,500, consulting, legal and professional fees in the amount of $29,447, filing fees in the amount of $734, rent in the amount of $4,500 and bank and transfer agent fees in the amount of $1,589, as compared to total expenses of $25,650 for the nine month period ended June 30, 2006, which consisted of $550 in licenses and permits, $13,500 in management fees accrued, $100 in registered agent fees, $5,000 in acquisition of our mineral property, $2,000 in exploration and development costs and $4,500 in rent.

Related party transactions

During the nine month period ended June 30, 2007, an officer and director made contributions to capital for management fees as described above in the amount of $13,500 (2006 - $13,500, cumulative - $31,500) and rent in the amount of $4,500 (2006 - $4,500, cumulative - $10,500).

Liquidity and Capital Resources

At June 30,, 2007, our cash in the bank was $49,910. We expect these funds to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's equity at June 30, 2007 was $46,290.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement:

Exhibit No.  Description

* 3(i)                         Articles of Incorporation
* 3(ii)                        Bylaws
31                             Sec. 302 Certification
32                             Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                                                                                                                                   ROSE EXPLORATIONS INC.   a Nevada corporation (Registrant)

Dated: August 4, 2007                                                                                                          /s/ Greg Cowan
                                                                                                                                                  By: Greg Cowan, President, Secretary, Treasurer, Principal Accounting Officer and Director

Dated: August 4, 2007                                                                                                          /s/ Rex S. Pegg
                                                                                                                                                 By: Rex S. Pegg, Vice President-Exploration and Director