Form 10KSB
period 2007-09-30
Rose Explorations Inc.
filed 2007-12-17
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER: 333-140299

ROSE EXPLORATIONS INC.
(Exact Name of Small Business as Specified in its Charter)

Nevada                                                                                                     98-0425627
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

  33158 Myrtle Avenue
Mission, BC, Canada V2V  5W1
                        (Address of principal executive offices) (Zip Code)

                             Issuer's telephone number, including area code: (604) 783-5176

                             Securities registered under Section 12(b) of the Exchange Act: None.

                         Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO   ☐

Issuer is a development stage company and has had no revenues since inception.

Issuer is a non-accelerated Filer.

The Issuer's securities are listed on the OTCBB under the trading symbol ROEX; however, trading has not yet commenced. The aggregate market value of the voting and non-voting common equity held by non-affiliates has been computed by reference to the price at which the common equity was sold: $100,000. As of September 30, 2007, the Issuer had a total of 18, 500,000 shares of Common Stock, par value $0.001 per share, issued and outstanding.

    Documents incorporated by reference: Please see Part III, Item 2. Description of Exhibits for certain exhibits required to be filed hereunder, which are incorporated herein by this reference, and included in their entirety, in our Form SB-2 registration statement, filed with the SEC on January 30, 2007, under SEC File No. 333-140299.

    Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I

Item 1.	Description of Business

General

Rose Explorations Inc. was incorporated under the laws of the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. In February 2006, we changed our name to Rose Explorations Inc. and commenced business operations. We were incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. Our primary goal is to engage in the acquisition, exploration and development of natural resource properties, beginning with our current mining claims in the State of Nevada.

In February 2006, we acquired the Rose Prospect Lode Mining Claim in Clark County Nevada and in June 2006, we staked the Rose Prospect II Lode Mining Claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area.

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

Description of our Properties and Mining Claims

On February 21, 2006 we acquired the Rose Prospect Lode Mining Claim (“Rose Lode Claim”) in the Yellow Pine Mining District in Clark County, Nevada. In May 2006, we commissioned a geological evaluation report of the claim and in June 2006, we commissioned the Phase I work program recommended by the evaluation report. During the Phase I work program, we staked a claim "Rose Prospect II Lode Mining Claim" adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area.

The Rose Lode Claim is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern comer of the State of Nevada, U.S.A. The Rose Lode Claim covers some former exploratory workings on a mineral showing.

The Yellow Pine Mining District is located in the area of the Spring Mountains of southern Nevada. Although less famous than many of the other mining districts of the Great Basin it nevertheless ranks second only to Tonopah in total Nevada lead and zinc production. During World War I this district was one of the most productive in the West, but by the end of World War II only a few mines remained in operation. The region is known for its historic production of lead, zinc, silver and gold.

The Rose Lode Claim is underlain by the Mississippian Monte Cristo Limestone Formation with the mineralization possibly comprised of copper minerals hosted by a breccia zone which may be up to 200 feet wide within the Anchor Limestone Member.

A program of trenching, sampling, geophysical and geochemical surveys, and diamond drilling is recommended to explore for, and delineate potentially economic copper bearing mineral zones on the Rose Lode claim.

Our Proposed Exploration Program

The results of the Phase I exploration program on the Rose Claim Group in that the mineralization and the sampling results from the Rose workings and from the Trenches I and II on the Rose Lode Claim indicate potential economic zones of mineralization. The sample from Trench III returned barely anomalous zinc assay, however, the site will be further examined in the second phase of exploration. The fracture trend is northeasterly correlating with the trend of the heavily mineralized breccia zones in the immediate area; as at the Whale Mine. Thus the control to the mineralization on the Rose Lode Claim is structural. Based on our evaluations to date, we have concluded that Phase II of the exploration program on the Rose Lode Claim should be initiated and completed. This program of localized VLF-EM surveys, soil sampling and geological mapping should define the structural trend to the extensions of the known mineral zones and provide more geological information as to the location of heavily mineralized surficial or near sub-surface zones.

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

The following table summarizes the recommended exploration program and estimated costs:

Phase II
VLF-EM and soil geochemical surveys, sampling and
geological mapping of the veins within anomalous zones                                                $  7,500

Phase III
            Test diamond drilling of the prime target                                                                             $30,000

            Total Estimated Exploration Costs                                                                                        $37,500

Environmental Regulations

Environmental laws and regulations relating to public lands are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all legal requirements. Any portals, adits or shafts will be sealed should the property be abandoned.

It is difficult to estimate the cost of compliance with environmental laws at this time, since the full nature and extent of our proposed activities cannot be determined until we receive the proceeds of this Offering and commence our operations. At that time, we will determine what that will involve from an environmental standpoint and will begin our compliance efforts.

Government Regulations

We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in the State of Nevada and intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the State of Nevada Mining laws, rules and regulations. We will determine and comply with all rules and regulations governing operations prior to commencement of any exploration activities subject to permitting and/or licensing.

Competition

The mining industry is highly fragmented and competitive. We are competing with many other exploration companies looking for gold and other minerals. Our Company is among the smallest exploration companies in existence and is an infinitely small participant in the exploration business, which is the foundation of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from its current claims or properties. Readily available commodities markets exist around the world for the sale of minerals. Therefore, if we discover mineralization on our properties, we would likely be able to sell the minerals in the market.

Employees and Employment Agreements

At present, we have no employees. Our President is also the Secretary and Treasurer and Director. Our Company also has a Vice President of Exploration, who is also a Director. Both our officers and directors devote their time as required to our business operations. The President and our Vice President Exploration are not presently compensated for their services and do not have an employment agreements with us. Once the Exploration Program begins, we expect to hire independent contractors to fulfill the roles of Project Geologist and Field Assistant; however, we have not yet placed any ads or interviewed for these positions. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2.	Description of Property

We do not own any property, other than the mineral claims described above.

Item 3.	Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are listed on the Over the Counter Bulletin Board (symbol ROEX; however, trading has not yet commenced. Therefore, no table of high/low bid prices is presented in this report.

Number of Holders

As of September 30, 2007, the Company’s issued and outstanding common stock was held by a total of thirty (30) shareholders of record.

Dividends

We have not paid any cash dividends since our inception and do not foresee declaring any dividend on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB2, filed in January, 2007 and this Form 10K-SB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Summary Financial Data

	For year ended September 30, 2007	For year ended September 30, 2006
Statements of Operations Data:
Revenues	0	0
Acquisition of mineral property	0	6,375
General and administrative expenses	64,567	27,690
Exploration costs and expenses	0	6,125
Net loss	(64,567)	(40,190)
Net loss per common share—basic and diluted	(0.005)	(0.006)
Weighted average number of shares of common stock outstanding	13,506,831	6,273,973

Balance Sheet Data:
Cash and cash equivalents	42,170	3,000
Working capital surplus (deficit)	37,493	(6,940)
Total assets	42,170	3,000
Accumulated deficit	(105,507)	(40,940)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our exploration activities and move into later stages of development. Since inception, we have incurred an accumulated deficit of $105,507. We have funded our losses to date through the sale of equity securities and advances from stockholders.

Results of Operations — 2007 compared to 2006

We are a start-up company currently in the exploration and development stage and have not generated any revenues since inception.

General and administrative expense consists mainly of consulting fees, legal and accounting fees, management fees, rent, licenses and permits and miscellaneous filing fees and expenses incurred in the day-to-day operation of our business. General and administrative expenses increased to $64,567 for the fiscal year ending September 30, 2007, compared to $27,690 for the fiscal year ended September 30, 2006. The majority of the increase was mainly due to legal and accounting fees in the amount of $28,524, as compared to $3,040 for the fiscal year ended September 30, 2006 and consulting fees of $7,500, compared to $0 for the fiscal year ended September 30, 2006. The increase in legal, accounting and consulting fees were incurred in the current year in connection with the preparation and filing of our Form SB-2 registration statement with the SEC and continuing period reports.

We did not have any cash interest income or expense.

Liquidity and Capital Resources — 2007 compared to 2006

At September 30, 2007, we had available cash in the bank of $42,170, compared to $3,000 at September 30, 2006.

Cash used in operations was $45,830 for the fiscal year ended September 30, 2007, compared with $7,000 for the fiscal year ended September 30, 2007. This increase in negative cash flow from operations was primarily caused by a significant increase in legal and accounting fees, as described above.

Financing activities in 2007 consisted of the issuance of 8,500,000 shares of common stock for proceeds of $85,000 pursuant to a public offering of our securities, filed with the SEC and made effective on February 20, 2007.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

Debt

At September 30, 2007, we owed $14,700 to an officer and director of the company for management fees resulting from services rendered and accrued rent. Please see Notes 5 and 8 to our audited financial statements in Item 7, for a more detailed description of these transactions.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our exploration and development activities;

•	Changes in our research, exploration and/or development plans;

•	The terms and timing of any collaborative, licensing and/or other arrangements that we may establish;

•	The cost and timing of regulatory approvals; and

•	The cost of filing, prosecuting, defending and enforcing any claims against our property rights.
We currently believe our cash in the bank will allow us to complete our initial Phase I exploration activities, after which we intend to raise substantial additional capital to fund our development and operations activities. We expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders.

If and when we seek to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue our planned exploration and development activities, or we could be required to delay, scale back or eliminate some or all of our research, exploration and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss per Share

We compute net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Mineral Property Costs

We have been in the exploration stage since inception and have not yet realized any revenues from planned operations. We are engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Although we have taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation Costs

Our policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures will be charged to operations at that time.

Material Off-Balance Sheet Arrangements

We have no material commitments for capital expenditures and no off-balance sheet arrangements.

Risk Factors

The material risks affecting our company and our common stock are set forth in detail in our initial Form SB-2 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-140299. Those risk factors are incorporated herein by this reference and are not being restated; however, we have updated or added the following additional material risk factors:

Risks Related to Our Financial Results and Need for Additional Financing

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $64,567 and $40,190, respectively, for the fiscal years ended September 30, 2007 and 2006. Our accumulated deficit from inception to the fiscal year ended September 30, 2007 was $105,507. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are expected to last only through December 31, 2008. We continue to search for sources of additional funding, including seeking potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, exploration and development efforts.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until we are able to determine if there are mineral deposits available for extraction on our properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our exploration and development activities. We believe our current cash in the bank will allow us to complete our planned exploration activities for the calendar year 2008; however, there is no assurance we will not incur additional and unplanned expenses. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the exploration, development and research of our properties, and as a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We incur increased costs as a result of being a publicly company.

As a publicly listed and trading company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we adopted policies regarding internal controls and disclosure controls and procedures. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Item 7.	Financial Statements

Rose Explorations Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
30 September 2007

James Stafford James Stafford

James Stafford
Chartered Accountants
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rose Explorations Inc.
(A Development Stage Company)

We have audited the balance sheets of Rose Explorations Inc. (the “Company”) as at 30 September 2007 and 2006, and the related statements of operations, cash flows and changes in stockholders’ equity for the years then ended and for the period from the date of inception on 5 December 2003 to 30 September 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 September 2007 and 2006 and the results of its operations, cash flows and changes in stockholders’ equity for the years then ended and for the period from the date of inception on 5 December 2003 to 30 September 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                                                                 /s/ James Stafford
Vancouver, Canada                                                                                                                                           Chartered Accountants

29 November 2007

Rose Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	As at 30 September 2007	As at 30 September 2006
	$	$

Assets

Current
Cash and cash equivalents	42,170	3,000

	42,170	3,000

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,677	9,940

Stockholders’ equity
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
2007 - 18,500,000 common shares, par value $0.001
2006 - 10,000,000 common shares, par value $0.001	18,500	10,000
Additional paid-in capital	124,500	24,000
Deficit, accumulated during the development stage	(105,507)	(40,940)

	37,493	(6,940)

	42,170	3,000

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Greg Cowan  Director

Rose Exploratisons Inc.
(A Development Stage Company)
Statements of Operation
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 5 December 2003 to 30 September 2007	For the year ended 30 September 2007	For the year ended 30 September 2006	For the year ended 30 September 2005
	$	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,375	-	6,375	-
Bank charges	379	379	-	-
Consulting (Note 5)	7,500	7,500	-	-
Exploration and development (Note 3)	6,125	-	6,125	-
Filing fees	1,534	1,534	-	-
Legal and accounting	31,564	28,524	3,040	-
Licences and permits	1,100	-	550	200
Management fees (Notes 5 and 8)	36,000	18,000	18,000	-
Registered agent	400	100	100	100
Rent (Notes 5 and 8)	12,000	6,000	6,000	-
Transfer agent	2,530	2,530	-	-

Net loss for the period	(105,507)	(64,567)	(40,190)	(300)

Basic and diluted loss per common share		(0.005)	(0.006)	(300)

Weighted average number of common shares used in per share calculations		13,506,831	6,273,973	1

Rose Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	For the period from the date of inception on 5 December 2003 to 30 September 2007	For the year ended 30 September 2007	For the year ended 30 September 2006	For the year ended 30 September 2005
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(105,507)	(64,567)	(40,190)	(300)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 5 and 8)	48,000	24,000	24,000	-
Changes in operating assets and liabilities
(Decrease) Increase in accounts payable and accrued liabilities	4,677	(5,263)	9,190	300

	(52,830)	(45,830)	(7,000)	-

Cash flows from financing activities
Common shares issued for cash	95,000	85,000	10,000	-
Common shares redeemed	-	-	(1)	-

	95,000	85,000	9,999	-

Increase in cash and cash equivalents	42,170	39,170	2,999	-

Cash and cash equivalents, beginning of period	-	3,000	1	1

Cash and cash equivalents, end of period	42,170	42,170	3,000	1

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Rose Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
_________________________________________________________________________________________________________________________________________________________________________________

	Number of shares issued	Share capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($1 per share) (Note 6)	1	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	1	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	1	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 6)	10,000,000	10,000	-	-	10,000
Common shares redeemed - cash ($1 per share) (Note 6)	(1)	-	(1)	-	(1)
Contributions to capital by related parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	10,000,000	10,000	24,000	(40,940)	(6,940)

Common shares issued for cash ($0.001 per share) (Note 6)	8,500,000	8,500	76,500	-	85,000
Contributions to capital by related parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	18,500,000	18,500	124,500	(105,507)	37,493

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

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

   The Company’s financial statements as at 30 September 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $64,567 for the year ended 30 September 2007 (2006 -
   $40,190, 2005 - $300) and has working capital of $37,493 at 30 September 2007 (and a working capital deficit at 30 September 2006 - $6,940).

   Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2008. However, if the Company is unable to raise additional capital in the near  future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.

   These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   At 30 September 2007, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be  commenced. These factors raise substantial doubt about the ability of the
   Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

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

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 14 August 2003 to 30 September 2007.

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

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

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

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

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

   On 21 February 2006 the Company acquired an interest in a mineral claim located in Clark County, Nevada (the “Rose Prospect Lode Mining Claim”) for $6,375. In May 2006 the
   Company commissioned a geological evaluation report of the Rose Prospect Lode Mining Claim and in June 2006 commissioned a Phase I work program as recommended by an evaluation report. During the Phase I work program the Company staked a second claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area (the “Rose Prospect II Lode Mining Claim”).

   The Company incurred no exploration and development expenditures on the Rose Prospect Lode Mining Claim property for the year ended 30 September 2007 (2006 - $6,125,
   2005 - $Nil, cumulative - $6,125).

4.	Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Related Party Transactions

During the year ended 30 September 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2006 - $18,000, 2005 - $Nil, cumulative - $36,000) and rent in the amount of $6,000 (2006 - $6,000, 2005 - $Nil, cumulative - $12,000) (Note 8).

During the year ended 30 September 2007, the Company paid consulting fees of $2,500 (2006 - $Nil, 2005 - $Nil) to a company controlled by a director of the Company (Note 8).

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

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

7.         Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2007. There are no current or deferred tax expenses for the year ended 30 September 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended September 2007	For the year ended September 2006	For the year ended September 2005
	$	$	$

Deferred tax asset attributable to:
Current operations	21,953	13,920	102
Contributions to capital by related parties	(8,160)	(8,160)	-
Less: Change in valuation allowance	(13,793)	(5,760)	(102)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 September 2007, 2006 and 2005 are as follows:

	As at 30 September 2007	As at 30 September 2006	As at 30 September 2005
	$	$	$

Net income tax operating loss carryforward	105,507	40,940	300

Statutory federal income tax rate	34%	34%	34%
Contributed rent and services	-15.47%	-19.93%	0%
Effective income tax rate	0%	0%	0%

Deferred tax assets	19,552	5,760	102
Less: Valuation allowance	(19,552)	(5,760)	(102)

Net deferred tax asset	-	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
September 30,  2007
_________________________________________________________________________________________________________________________________________________________________________________

As at 30 September 2007, the Company has an unused net operating loss carry-forward balance of approximately $57,507 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

8.        Supplemental Disclosures with Respect to Cash Flows

	2007	2006	2005
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 30 September 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2006 - $18,000,
2005 - $Nil, cumulative - $36,000) and rent in the amount of $6,000 (2006 - $6,000, 2005 - $Nil, cumulative - $12,000) (Note 5).

During the year ended 30 September 2007, the Company paid consulting fees of $2,500 (2006 - $Nil, 2005 - $Nil) to a company controlled by a director of the Company (Note 5).

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of September 30, 2007 and the date of the filing of this annual report:

Name	Age	Position(s)
Greg Cowan	40	President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Chairman of the Board of Directors

Rex Pegg	54	Vice President of Exploration and Director

Greg Cowan has been the President, Secretary, Treasurer and a Director of our Company since inception. Since 2005, Mr. Cowan has also been General Manager of Unicity International in Langley, British Columbia, Canada, where he is responsible for all aspects of operation including budgets, projections and overall profitability. Greg was also involved in the opening Unicity’s offices in China and Belgium in 2005. Prior to Joining Unicity, Mr. Cowan was Vice President of Sales and Marketing at Larrea BioScience Inc. in Vancouver, British Columbia, where he designed concepts for product labels, packaging, literature, handled trademark registration of items internationally, directed regulatory matters with Health Canada and US FDA, Australia, EU, Korea, hired and trained sales brokers and distributors across USA, Canada, Asia, EU and administered budgets. While with Larrea, he was involved in taking company public on NASDAQ and raising capital. He has also held the following positions: Director Sales and Marketing - Royal Numico; President and CEO - Natures Essence Inc.; and President and CEO Puresource Inc. Mr. Cowan is currently enrolled in the Ivey School of Business Executive MBA program and will graduate in the fall of 2008. Mr. Cowan is an enthusiastic team player with good leadership ability, is self motivated , is an analytical problem solver able to work independently and has excellent negotiation and sales skills. Mr. Cowan will devote his time as required to the business of our Company.

Rex S. Pegg, BASc., P.Eng. joined our Company in September 2006 as a Director and Vice President Exploration. Mr. Pegg graduated from the University of Toronto in 1976 with a Bachelor of Applied Science in Geological Engineering (exploration option). Prior to graduation, Mr. Pegg gained nine summers of mineral exploration experience in Canada. Subsequently he has continuously worked throughout Canada, as well as in Zimbabwe, China, Mexico, Kyrghyzstan, Philippines, the United States and Venezuela on mineral exploration and underground operations for Keewatin Engineering Inc., BP Resources Canada Ltd., Selco Inc., Kennco Explorations Limited, Lac Minerals Ltd. and various private and public junior mining companies. Mr. Pegg's experience encompasses exploration for epithermal/mesothermal/shear-related gold, volcanogenic massive sulphide, sedex, PGM, alkaline Cu-Au, placer diamond-gold and industrial mineral deposits. This work included the organization and management of projects ranging from small to large scale surface and underground programs and property evaluations, ore reserve estimations and due diligence. Mr. Pegg will devote his time as required to the business of our Company.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors and employees, which we feel is sufficient at this time, given we are still in the start-up, development stage and have limited employees, officers and directors.

Item 10.	Executive Compensation

We currently have two executive officers, neither of which draws a salary. Greg Cowan serves as our Chief Executive Officer and Principal Accounting Officer and Rex Pegg serves as our Vice President of Exploration. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2007 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Greg Cowan, Chief Executive Officer and Principal Accounting Officer	2007 2006	$ $	0 0	0 0	0 0	0 0	0 0	0 0	0 0	$ $	0 0
Rex Pegg, V.P. Exploration	2007 2006	$ $	2,500 0	0 0	0 0	0 0	0 0	0 0	0 0	$ $	2,500 0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
GregCowan	0	0	0	0	N/A	0	$0	0	0
Rex Pegg	0	0	0	0	N/A	0	0	0	0

Option Grants in 2007

No options were granted during the fiscal year ended September 30, 2007. We have no outstanding warrants or stock options.

Director Compensation

On January 1, 2006, 10,000,000 shares of our common stock, valued at $0.01 per share, were issued to Greg Cowan, an officer and director of the Company in exchange for $10,000 in cash.

Employment Agreements

We have no employment or other agreements with any of our officers and directors.

Report on Repricing of Options

None.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2007, by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.
As of September 30, 2007 and the date of the filing of this annual report, we had a total of 18,500,000 shares of common stock issued and outstanding. Greg Cowan, our principal Executive Officer and Chairman of the Board of Directors, who holds approximately 9.6% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Greg Cowan	10,000,000	54%
________________________________________________________ All directors and executive officers as a group (6 persons)	10,000,000	54%

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

During the year ended September 30, 2007, an officer and director made contributions to capital for management fees in the amount of $18,000 (2006 - $18,000) and for rent in the amount of $6,000 (2006 - $Nil).

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 13.	Exhibits

The following exhibits marked with an asterisk are incorporated herein by reference to our original Form SB-2 registration statement and can be found in their entirety on the SEC website at www.sec.gov; all other exhibits are being filed as part of this Annual Report on Form 10-KSB:

Exhibit #	Description

3.1*	Articles of Incorporation. (1)

32* 23	By-Laws (2) Consent of Auditors

31	Sec. 302 Certification

32	Sec. 906 Certification

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees of James Stafford Chartered Accountants for the fiscal years ended September 30, 2007 and 2006 were approximately $4,000 and $3,270, respectively.

Audit-Related Fees

The fees of James Stafford Chartered Accountants for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the fiscal year ended September 30, 2007 was approximately $4,779.

Tax Fees

James Stafford Chartered Accountants does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

ROSE EXPLORATIONS, INC.

/s/ Greg Cowan
By: Greg Cowan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Cowan By: Greg Cowan	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, Principal Accounting Officer and Director	November 28, 2007

/s/ Rex S. Pegg By: Rex S. Pegg	Vice President - Explorations and Director	November 28, 2007