Form 10QSB
period 2007-12-31
Rose Explorations Inc.
filed 2008-02-06
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer X_

At December 31, 2007, there were 18,500,000 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes ___ No X

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our annual report Form 10K-SB, filed with the U.S. Securities and Exchange Commission on December 17, 2007, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-140299.

Rose Explorations Inc.
(A Development Stage Company)
Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

Rose Explorations Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2007	As at 30 September 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	33,798	42,170

	33,798	42,170

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,452	4,677

Stockholder’s deficiency
Capital stock (Note 6)
Authorized
75,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2007 - 18,500,000 common shares, par value $0.001
30 September 2007 - 18,500,000 common share, par value $0.001	18,500	18,500
Additional paid-in capital	130,500	124,500
Deficit, accumulated during the development stage	(118,654)	(105,507)

	30,346	37,493

	33,798	42,170

Nature and Continuance of Operations (Note 1)

On behalf of the Board:        /s/  Greg Cowan,  Director
                                                  By: Greg Cowan

The accompanying notes are an integral part of these financial statements.

Rose Explorations Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2007	For the three month period ended 31 December 2007	For the three month period ended 31 December 2006
	$	$	$

Expenses
Acquisition of mineral property (Note 3)	6,375	-	-
Bank charges and interest	379	-	-
Consulting	7,500	-	-
Exploration and development (Note 3)	6,125	-	-
Filing fees	2,534	1,000	350
Legal and accounting	36,961	5,397	4,660
Licences and permits	1,100	-	-
Management fees (Notes 5 and 8)	40,500	4,500	4,500
Registered agent	400	-	-
Rent (Notes 5 and 8)	13,500	1,500	1,500
Transfer agent	3,280	750	-

Net loss for the period	(118,654)	(13,147)	(11,010)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		18,500,000	10,000,000

The accompanying notes are an integral part of these financial statements.

Rose Explorations Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2007	For the three month period ended 31 December 2007	For the three month period ended 31 December 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(118,654)	(13,147)	(11,010)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties (Notes 5 and 8)	54,000	6,000	6,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	3,452	(1,225)	5,010

	(61,202)	(8,372)	-

Cash flows from financing activities
Common shares issued for cash	95,001	-	-
Common shares redeemed	(1)	-	-

	95,000	-	-

Increase in cash and cash equivalents	33,798	(8,372)	-

Cash and cash equivalents, beginning of period	-	42,170	3,000

Cash and cash equivalents, end of period	33,798	33,798	3,000

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements

.

Rose Explorations Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($1 per share) (Note 6)	1	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	1	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	1	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 6)	10,000,000	10,000	-	-	10,000
Common shares redeemed - cash ($1 per share) (Note 6)	(1)	-	(1)	-	(1)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	10,000,000	10,000	24,000	(40,940)	(6,940)
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	24,000	-	24,000
Common shares issued for cash ($0.001 per share) (Note 6)	8,500,000	8,500	76,500	-	85,000
Net loss for the period	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	18,500,000	18,500	124,500	(105,507)	37,493
Contributions to capital by related Parties - expenses (Notes 5 and 8)	-	-	6,000	-	6,000
Net loss for the period	-	-	-	(13,147)	(13,147)

Balance at 31 December 2007	18,500,000	18,500	130,500	(118,654)	30,346

The accompanying notes are an integral part of these financial statements.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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

The Company’s financial statements as at 31 December 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $13,147 for the three month period ended 31 December 2007 (31 December 2006 - $11,010) and has a working capital of $30,346 at 31 December 2007 (30 September 2006 - working capital of $37,493).

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

At 31 December 2007, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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
31 December 2007

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
31 December 2007

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2007.

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

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
31 December 2007

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

The Company made no expenditures on its Mining Claim property for the three month period ended 31 December 2007 (31 December 2006 - $Nil, cumulative - $12,500).

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Related Party Transactions

During the three month period ended 31 December 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 December 2006 - $4,500, cumulative - $40,500) and rent in the amount of $1,500 (31 December 2006 - $1,500, cumulative - $13,500) (Note 8).

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
31 December 2007

7.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2007. There are no current or deferred tax expenses for the period ended 31 December 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 December 2007	For the three month period ended 31 December 2006
	$	$

Deferred tax asset attributable to:
Current operations	4,470	3,743
Contributions to capital by related parties	(2,040)	(2,040)
Less: Change in valuation allowance	(2,430)	(1,703)

Net refundable amount	-	-

Rose Explorations Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2007

The composition of the Company’s deferred tax assets as at 31 December 2007 and 30 September 2007 are as follows:

	As at 31 December 2007	As at 30 September 2007 (Audited)
	$	$

Income tax operating loss carryforward	118,654	105,507

Statutory federal income tax rate	34%	34%
Contributed rent and services	-15.47%	-15.47%
Effective income tax rate	0%	0%

Deferred tax assets	21,982	19,552
Less: Valuation allowance	(21,982)	(19,552)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2007, the Company has an unused net operating loss carry-forward balance of approximately $118,654 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

8.	Supplemental Disclosures with Respect to Cash Flows

	31 December 2007	31 December 2006
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the three month period ended 31 December 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 December 2006 - $4,500, cumulative - $40,500) and rent in the amount of $1,500 (31 December 2006 - $1,500, cumulative - $13,500) (Note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10K-SB, filed on December 17, 2007, which can be found in its entirety on the SEC website at www.sec.gov and should further be read in conjunction with the financial statements included in this report.

We are a start up, development stage mining exploration company and have had not yet generated any revenues from operations since inception. From inception on December 5, 2003 to December 31, 2007, our total net loss is $118,654.

Three months ended December 31, 2007, as compared to the Three months ended December 31, 2006

Results of Operations

We have generated no revenues since inception on December 5, 2003.

For the three months ended December 31, 2007, we incurred net operating losses of $13,147, or $0.001 per share, as compared to net operating losses of $11,010, or $0.001 per share, for the three months ended December 31, 2006. The increase in operating losses was attributed to increased filing fees expense ($1,000 - 2007 compared to $350 - 2006) and fees paid to our stock transfer agent ($750 - 2007 compared to $0 - 2006) to set up, print and issue stock certificates following completion of our initial public offering. In addition, our legal and accounting fees increased due to the preparation and filing of our periodic reports ($5,397 - 2007 compared to $4,660 - 2006).

Total expenses for the three months ended December 31, 2007 were $13,147, consisting of management fees accrued and payable to an officer and director in the amount of $4,500, legal and professional fees in the amount of $5,397, filing fees in the amount of $1,000, rent in the amount of $1,500 and transfer agent fees in the amount of $750, as compared to total expenses of $11,010 for the three month period ended December 31, 2006.

Related party transactions

During the three month period ended December 31, 2007, an officer and director made contributions to capital for management fees in the amount of $4,500 (December 31, 2006 - $4,500, cumulative - $40,500) and rent in the amount of $1,500 (December 31, 2006 - $1,500, cumulative - $13,500).

Liquidity and Capital Resources

At December 31, 2007, our cash in the bank was $33,798. We expect these funds to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Our stockholder's equity at December 31, 2007 was $30,346.

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

ITEM 6. EXHIBITS

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement:

Exhibit No.  Description

* 3(i)                         Articles of Incorporation
* 3(ii)                        Bylaws
  31                            Sec. 302 Certification
  32                            Sec. 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    ROSE EXPLORATIONS INC.
    a Nevada corporation (Registrant)

Dated: February 4, 2008                                /s/ Greg Cowan, President, Secretary, Treasurer, Principal Accounting Officer and Director

Dated: February 4, 2008                                /s/ Rex S. Pegg, Vice President-Exploration and Director