Form 10QSB
period 2008-03-31
SILVERSTAR MINING CORP.
filed 2008-05-15
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 333-140299

SILVERSTAR MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

621 Bank Street, Wallace, Idaho 83873
(Address of principal executive offices)

604.960.0535
(Issuer's telephone number)

Rose Explorations Inc.
33158 Myrtle Avenue, Mission
British Columbia, Canada V2V 5W1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 55,500,000 common shares issued and outstanding as of May 14, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Silverstar Mining Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2008, and our results of operations, stockholders’ deficit, and our cash flows for the six month period ended March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 30
	As at 31	September
	March	2007
	2008	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	20,669	42,170
Advances receivables (Note 4)	3,000	-
Prepaid expenses	2,100	-

	25,769	42,170

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	14,786	4,677

Stockholders’ equity
Capital stock (Note 7)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2008 – 55,500,000 common shares, par value $0.001
30 September 2007 – 55,500,000 common share, par value $0.001	55,500	55,500
Additional paid-in capital	99,500	87,500
Deficit, accumulated during the development stage	(144,017)	(105,507)

	10,983	37,493

	25,769	42,170

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 10)

On behalf of the Board:

“Donald James MacKenzie”	Director
Donald James MacKenzie

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the	For the	For the
	period from	three	three	For the six	For the six
	the date of	month	month	month	month
	inception on	period	period	period	period
	5 December	ended 31	ended 31	ended 31	ended 31
	2003 to 31	March	March	March	March
	March 2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses
Acquisition of mineral property
(Note 3)	6,375	-	-	-	-
Bank charges and interest	413	34	157	34	157
Consulting	7,500	-	5,000	-	5,000
Exploration and development
(Note 3)	6,125	-	-	-	-
Filing fees	3,059	525	350	1,525	700
Legal and accounting	51,543	14,582	5,903	19,979	10,563
Licences and permits	3,416	2,316	-	2,316	-
Management fees (Notes 6 and 9)	45,000	4,500	4,500	9,000	9,000
Registered agent	400	-	-	-	-
Rent (Notes 6 and 9)	15,000	1,500	1,500	3,000	3,000
Transfer agent	5,186	1,906	-	2,656	-

Net loss for the period	(144,017)	(25,363)	(17,410)	(38,510)	(28,420)

Basic and diluted loss per
common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of
common shares used in per
share calculations		55,500,000	30,000,000	55,500,000	30,000,000

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the		For the
	the date of	three	three	For the	six
	inception on 5	month	month	six month	month
	December	period	period	period	period
	2003 to 31	ended 31	ended 31	ended 31	ended 31
	March	March	March	March	March
	2008	2008	2007	2008	2007
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(144,017)	(25,363)	(17,410)	(38,510)	(28,420)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
parties (Notes 6 and 9)	60,000	6,000	6,000	12,000	12,000
Changes in operating assets and
liabilities
Increase in accounts receivable	(3,000)	(3,000)	-	(3,000)	-
Increase in prepaid expenses	(2,100)	(2,100)	-	(2,100)	-
Increase in accounts payable and
accrued liabilities	14,786	11,334	11,410	10,109	16,420

	(74,331)	(13,129)	-	(21,501)	-

Cash flows from financing activities
Common shares issued for cash	95,001	-	-	-	-
Common shares redeemed	(1)	-	-	-	-

	95,000	-	-	-	-

Increase (decrease) in cash and
cash equivalents	20,669	(13,129)	-	(21,501)	-

Cash and cash equivalents,
beginning of period	-	33,798	3,000	42,170	3,000

Cash and cash equivalents, end of
period	20,669	20,669	3,000	20,669	3,000

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Stockholders’
	Number of		paid-in	development	equity
	shares issued	Capital stock	capital	stage	(deficiency)
		$	$	$	$

Balance at 5 December 2003
(inception)	-	-	-	-	-
Common share issued for cash
($1 per share) (Note 7)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash
($0.001 per share) (Note 7)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash
($1 per share) (Note 7)	(3)	-	(1)	-	(1)
Contributions to capital by
related parties – expenses (Notes
6 and 9)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by
related parties – expenses (Notes
6 and 9)	-	-	24,000	-	24,000
Common shares issued for cash
($0.001 per share) (Note 7)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by
related parties – expenses (Notes
6 and 9)	-	-	12,000	-	12,000
Net loss for the period	-	-	-	(38,510)	(38,510)

Balance at 31 March 2008	55,500,000	55,500	99,500	(144,017)	10,983

The accompanying notes are an integral part of these financial statements.

1.	Nature and Continuance of Operations

Silverstar Mining Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 5 December 2003. The Company changed its name to Silverstar Mining Corp. from Rose Explorations Inc. on 4 March 2008 and changed its name to Rose Explorations Inc. from Computer Maid, Inc. on 13 February 2006. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 March 2008 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $25,363 for the three month period ended 31 March 2008 (31 March 2007 - $17,410). The Company has a loss of $38,510 for the six month period ended 31 March 2008 (31 March 2007 – $28,420, cumulative $144,017) and has working capital of $10,983 at 31 March 2008 (30 September 2007 – $37,493).

On 4 March 2008, the Company effected a three (3) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 18,500,000 to 55,500,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 225,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect this stock split.

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

At 31 March 2008, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property exploration costs are expensed as incurred.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 3).

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

Financial instruments

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2008.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company made no expenditures on its Mining Claim property for the three month period ended 31 March 2008 (31 March 2007 - $Nil, cumulative - $12,500).

4.	Advances Receivable

Advances receivable consists of an advance of $3,000 to a director of the Company. The advance was repaid subsequent to the three month period ended 31 March 2008 (Note 10).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Related Party Transactions

During the six month period ended 31 March 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (31 March 2007 - $9,000, cumulative - $45,000) and rent in the amount of $3,000 (31 March 2007 - $3,000, cumulative - $15,000) (Note 9).

7.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 55,500,000 common shares with a par value of $0.001 per common share.

i.	On 3 December 2003, 3 common shares of the Company were issued for cash proceeds of $1.

ii.	On 1 January 2006, 30,000,000 common shares were issued to an officer and director of the Company for cash proceeds of $10,000.

iii.	On 1 January 2006, 3 common shares of the Company were redeemed for proceeds of $1. These common shares were cancelled on the same date.

iv.

On 3 May 2007, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 25,500,000 common shares for total cash proceeds of $85,000.

v.

On 4 March 2008, the Company effected a three (3) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 18,500,000 to 55,500,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 225,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect this stock split.

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2008. There are no current or deferred tax expenses for the period ended 31 March 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six	For the six
	month period	month period
	ended 31	ended 31 March
	March 2008	2007
	$	$

Deferred tax asset attributable to:
Current operations	13,094	9,663
Contributions to capital by related parties	(4,080)	(4,080)
Less: Change in valuation allowance	(9,014)	(5,583)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2008 and 30 September 2007 are as follows:

	As at 31	As at 30
	March	September 2007
	2008	(Audited)
	$	$

Income tax operating loss
carryforward	144,017	105,507

Statutory federal income tax rate	34%	34%
Contributed rent and services	-14.16%	-15.47%
Effective income tax rate	0%	0%

Deferred tax assets	28,566	19,552
Less: Valuation allowance	(28,566)	(19,552)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2008, the Company has an unused net operating loss carry-forward balance of approximately $84,017 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

9.	Supplemental Disclosures with Respect to Cash Flows

	31	31
	March	March
	2008	2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the six month period ended 31 March 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (31 March 2007 - $9,000, cumulative - $45,000) and rent in the amount of $3,000 (31 March 2007 - $3,000, cumulative - $15,000) (Note 6).

10.	Subsequent Events

The following events occurred subsequent to 31 March 2008:

	a.	The Company received proceeds of $120,000 towards a private placement to issue 1,000,000 common shares of the Company at $0.25 per common share for total proceeds of $250,000.

	b.	The Company loaned $150,000 to a company controlled by a director of the Company. The loan is unsecured, bears interest at 8% per annum and is payable in 90 days.

	c.	The Company received $3,000 from a director of the Company related to advances receivable (Note 4).

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Silverstar” mean Silverstar Mining Corp., unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on December 5, 2003 under the name “Computer Maid, Inc.”. On February 13, 2006, we changed our name from “Computer Maid, Inc.” to “Rose Explorations Inc.”.

In February 2006, we acquired the Rose Prospect Lode Mining Claim in Clark County Nevada and in June 2006, we staked the Rose Prospect II Lode Mining Claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area. From February 2006, we have been an exploration stage company engaged in the exploration of mineral properties.

Effective March 4, 2008, we completed a merger with our subsidiary, Silverstar Mining Corp., a Nevada corporation. As a result, we have changed our name from “Rose Explorations Inc.” to “Silverstar Mining Corp.” We changed the name of our company to better reflect the direction and business of our company.

In addition, effective March 4, 2008 we effected a three (3) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 18,500,000 shares of common stock to 55,500,000 shares of common stock.

Plan of Operation and Cash Requirements

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests other than our Rose Prospect Lode Mining Claim.

During the twelve months ended March 31, 2009, we intend to conduct exploration activities on our Rose Prospect. There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

In addition, during the next twelve months, we will seek alternative asset acquisition opportunities in order to potentially enhance shareholder value.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Following the quarter we initiated a private placement to sell 1,000,000 common shares at a price of $0.25 per share for gross proceeds of $250,000. As of May 15, 2008 the date of this filing we have received proceeds of $120,000 towards the private placement. We anticipate that we will incur expenses of approximately $210,000 over the next twelve months on management fees $85,000, development of our mineral properties $65,000, accounting and legal $35,000, and office and miscellaneous $25,000.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Liquidity and Capital Resources

We had cash of $20,669 as of March 31, 2008 compared to cash of $42,170 as of September 30, 2007. We had a working capital of $10,983 as of March 31, 2008 compared to working capital of $37,493 as of September 30, 2007.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant accounting policies used in the preparation of our financial statements are set forth in Note 2 to our financial statements.

Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Associated With Mining

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since February 2006 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash in the amount of $20,669 as of March 31, 2008. At March 31, 2008, we had working capital of $10,983. We incurred a net loss of $38,510 for the six month period ended March 31, 2008 and $144,017 since inception. We estimate our average monthly operating expenses to be approximately $15,000 to $20,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November 29, 2007, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

(10)	Material Contracts

10.1	Purchase Agreement Rose Prospect Lode Claim (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

By:	/s/ Jim MacKenzie
Jim MacKenzie
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Date: May 14, 2008

By:	/s/ John Jardine
John Jardine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: May 14, 2008