Form 10QSB
period 2008-06-30
SILVERSTAR MINING CORP.
filed 2008-08-14
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,834,000 common shares issued and outstanding as of August 11, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

These financial statements have been prepared by Silverstar Mining Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of June 30, 2008, and our results of operations, stockholders’ deficit, and our cash flows for the nine month period ended June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s Form 10-KSB.

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 30
	As at 30	September
	June	2007
	2008	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	34,740	42,170
Loan receivables (Notes 3 and 6)	150,560	-
Prepaid expense	400	-

	185,700	42,170

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	21,357	4,677

Stockholders’ equity
Capital stock (Note 7)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2008 – 55,500,000 common shares, par value $0.001
30 September 2007 – 55,500,000 common share, par value $0.001	55,500	55,500
Additional paid-in capital	99,500	87,500
Share subscriptions received in advance (Note 7)	237,500	-
Deficit, accumulated during the development stage	(228,157)	(105,507)

	164,343	37,493

	185,700	42,170

Nature and Continuance of Operations (Note 1), Commitments (Note 10) and Subsequent Events (Note 11)

On behalf of the Board:

“Donald James MacKenzie”	Director
Donald James MacKenzie

The accompanying notes are an integral part of these financial statements.

(1)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the
	the date of	three	three	For the	For the
	inception on	month	month	nine	nine
	5 December	period	period	month	month
	2003 to 30	ended 30	ended 30	period	period
	June 2008	June	June	ended 30	ended 30
		2008	2007	June 2008	June 2007
	$	$	$	$	$

Expenses
Acquisition of mineral property
(Note 4)	6,375	-	-	-	-
Bank charges and interest	978	565	87	598	244
Consulting (Note 6)	34,967	27,467	2,500	27,467	7,500
Exploration and development
(Note 4)	6,125	-	-	-	-
Filing fees	3,520	461	34	1,986	734
Investor relations	23,423	23,423	-	23,423	-
Legal and accounting	66,030	14,487	11,385	34,466	21,947
Licences and permits	3,416	-	-	2,316	-
Management fees (Notes 6, 7 and 9)	45,000	-	4,500	9,000	13,500
Office and miscellaneous	5,284	5,284	-	5,284	-
Registered agent	400	-	-	-	-
Rent (Notes 6, 7 and 9)	16,200	1,200	1,500	4,200	4,500
Transfer agent	6,578	1,392	1,345	4,049	1,345
Travel and entertainment	3,602	3,602	-	3,602	-
Web site	6,000	6,000	-	6,000	-

Net loss before other items	(227,898)	(83,881)	(21,351)	(122,391)	(49,770)

Other Items
Interest income	165	165	-	165	-
Foreign exchange loss	(424)	(424)	-	(424)	-

Net loss for the period	(228,157)	(84,140)	(21,351)	(122,650)	(49,770)

Basic and diluted loss per
common share		(0.002)	(0.001)	(0.002)	(0.001)

Weighted average number of
common shares used in per
share calculations		55,500,000	46,353,261	55,500,000	35,490,876

The accompanying notes are an integral part of these financial statements.

(2)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the three	For the three	For the	For the
	the date of	month	month	nine month	nine month
	inception on	period	period	period	period
	5 December	ended 30	ended 30	ended 30	ended 30
	2003 to 30	June	June	June	June
	June 2008	2008	2007	2008	2007
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(228,157)	(84,140)	(21,351)	(122,650)	(49,770)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
parties (Notes 6, 7 and 9)	60,000	-	6,000	12,000	18,000
Changes in operating assets and
liabilities
Decrease in accounts receivable	-	3,000	-	-	-
(Increase) decrease in prepaid
expenses	(400)	1,700	-	(400)	-
Increase (decrease) in accounts
payable and accrued liabilities	21,357	6,571	(22,739)	16,680	(6,320)

	(147,200)	(72,869)	(38,090)	(94,370)	(38,090)

Cash flows from investing activities
Loan receivable from Silverdale Mining
Corp. (Notes 3 and 6)	(150,560)	(150,560)	-	(150,560)	-

Cash flows from financing activities
Share subscriptions received in
advance (Note 7)	237,500	237,500	-	237,500	-
Common shares issued for cash (Note 7)	95,001	-	85,000	-	85,000
Common shares redeemed	(1)	-	-	-	-

	332,500	237,500	85,000	237,500	85,000

Increase (decrease) in cash and cash
equivalents	34,740	14,071	46,910	(7,430)	46,910

Cash and cash equivalents,
beginning of period	-	20,669	3,000	42,170	3,000

Cash and cash equivalents, end of
period	34,740	34,740	49,910	34,740	49,910

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

(3)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Stockholders’
	Number of		paid-in	development	equity
	shares issued	Capital stock	capital	stage	(deficiency)
		$	$	$	$

Balance at 5 December 2003
(inception)	-	-	-	-	-
Common share issued for cash
($1 per share) (Note 7)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash
($0.001 per share) (Note 7)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash
($1 per share) (Note 7)	(3)	-	(1)	-	(1)
Contributions to capital by
related parties – expenses (Notes
6 and 9)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by
related parties – expenses (Notes
6 and 9)	-	-	24,000	-	24,000
Common shares issued for cash
($0.001 per share) (Note 7)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by
related parties – expenses (Notes
6, 7 and 9)	-	-	12,000	-	12,000
Share subscriptions received in
advance (Note 7)	-	-	237,500	-	237,500
Net loss for the period	-	-	-	(122,650)	(122,650)

Balance at 30 June 2008	55,500,000	55,500	337,000	(228,157)	164,343

The accompanying notes are an integral part of these financial statements.

(4)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

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

The Company’s financial statements as at 30 June 2008 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $84,140 for the three month period ended 30 June 2008 (30 June 2007 - $21,351). The Company has a loss of $122,650 for the nine month period ended 30 June 2008 (30 June 2007 – $49,770, cumulative $228,157) and has working capital of $164,343 at 30 June 2008 (30 September 2007 – $37,493).

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

(5)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

At 30 June 2008, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 4).

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

(6)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

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

(7)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2008.

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

(8)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

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

(9)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Loan Receivables

The loan receivables of $150,560 is due from Silverdale Mining Corp. and bears interest at 8% per annum, is unsecured and repayable on 1 August 2008. Silverdale Mining Corp. is related to the Company by way of a director and shareholder in common (Note 6).

4.	Mineral Properties

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

The Company made no expenditures on its Mining Claim property for the nine month period ended 30 June 2008 (30 June 2007 - $Nil, cumulative - $12,500).

(10)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Related Party Transactions

On 1 April 2008, the Company entered into a contract to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 (Note 10). The Company paid $26,000 to the director for these services during the nine month period ended 30 June 2008 (30 June 2007 - $Nil).

On 12 May 2008, the Company received $3,000 from a former director of the Company related to an advance receivable.

The loan receivables of $150,560 is due from Silverdale Mining Corp. and bears interest at 8% per annum, is unsecured and repayable on 1 August 2008. Silverdale Mining Corp. is related to the Company by way of a director and shareholder in common (Note 3).

During the nine month period ended 30 June 2008, the Company paid or accrued $6,000 to a company related to the Company by way of a director in common for investor relation services.

During the nine month period ended 30 June 2008, the Company paid or accrued $6,254 to a Company related to the Company by way of a shareholder in common for accounting services.

During the nine month period ended 30 June 2008, the Company paid or accrued $1,467 to a shareholder of the Company for management and consulting services.

During the nine month period ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 June 2007 - $13,500, cumulative - $45,000) and rent in the amount of $3,000 (30 June 2007 - $4,500, cumulative - $15,000) (Notes 7 and 9).

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

(11)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

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

vi.	During the nine month period ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 June 2007 - $13,500, cumulative - $45,000) and rent in the amount of $3,000 (30 June 2007 - $4,500, cumulative - $15,000) (Notes 6 and 9).

Share subscriptions received in advance

During the nine month period ended 30 June 2008, the Company received share subscriptions of $237,500 related to a private placement to issue 1,000,000 common shares of the Company at $0.25 per common share for a gross proceeds of $250,000 (Notes 10 and 11).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2008. There are no current or deferred tax expenses for the period ended 30 June 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

(12)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

The provision for refundable federal income tax consists of the following:

	For the nine	For the nine
	month period	month period
	ended 30	ended 30
	June 2008	June 2007
	$	$

Deferred tax asset attributable to:
Current operations	41,701	16,922
Contributions to capital by related parties	(4,080)	(6,120)
Less: Change in valuation allowance	(37,621)	(10,802)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2008 and 30 September 2007 are as follows:

		As at 30
	As at 30 June	September 2007
	2008	(Audited)
	$	$

Income tax operating loss
carryforward	228,157	105,507

Statutory federal income tax rate	34%	34%
Contributed rent and services	-8.94%	-15.47%
Effective income tax rate	0%	0%

Deferred tax assets	57,173	19,552
Less: Valuation allowance	(57,173)	(19,552)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2008, the Company has an unused net operating loss carry-forward balance of approximately $168,157 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

(13)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

9.	Supplemental Disclosures with Respect to Cash Flows

	30 June	30 June
	2008	2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

During the nine month period ended 30 June 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 June 2007 - $13,500, cumulative - $45,000) and rent in the amount of $3,000 (30 June 2007 - $4,500, cumulative - $15,000) (Notes 6 and 7).

10.	Commitments

On 1 April 2008, the Company entered into a contract to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 (Note 6).

On 13 June 2008, the Company entered into a share exchange agreement with Silverdale Mining Corp., a Nevada corporation, and the shareholders of Silverdale Mining Corp. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Silverdale Mining Corp.'s common stock in exchange for the issuance by the Company of 4,600,000 common shares of the Company to the shareholders of Silverdale Mining Corp. (Note 11).

During the nine month period ended 30 June 2008, the Company received proceeds of $237,500 towards a private placement to issue 1,000,000 common shares of the Company at $0.25 per common share for the total proceeds of $250,000 (Notes 7 and 11).

11.	Subsequent Events

The following events occurred subsequent to 30 June 2008:

1.

On 13 June 2008, the Company entered into a share exchange agreement with Silverdale Mining Corp., a Nevada corporation, and the shareholders of Silverdale Mining Corp. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Silverdale Mining Corp.'s common stock in exchange for the issuance by the Company of 4,600,000 common shares of the Company to the shareholders of Silverdale Mining Corp. (Note 10).

2.

During the nine month period ended 30 June 2008, the Company received proceeds of $237,500 towards a private placement to issue 1,000,000 common shares of the Company at $0.25 per common share for the total proceeds of $250,000 (Notes 7 and 10).

(14)

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation, unless otherwise indicated and the term “Silverdale” means Silverdale Mining Corp., our wholly owned subsidiary.

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

In addition, effective March 4, 2008 we effected a three (3) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001. As of June 30, 2008 our issued and outstanding share capital has increased from 18,500,000 shares of common stock to 55,500,000 shares of common stock. As noted below on July 23, 2008, we issued 1,000,000 shares of our common stock to close a private placement consisting of 1,000,000 shares and on July 24, 2008, we issued 4,334,000 shares of our common stock to the former shareholders of Silverdale Mining Corp in accordance with the closing of a share exchange agreement. As of the date of this filing we have 60,834,000 shares of common stock issued and outstanding.

On March 31, 2008, we entered into a joint venture agreement with New Jersey Mining Co. to acquire a 50% interest in the Silver Strand silver mine located in the Coeur d’Alene Mining District. We anticipate closing the joint venture agreement on or before September 30, 2008.

Under the terms of the joint venture agreement, we have agreed to share equally in the production and further development and exploration of the property.

On June 13, 2008, we entered into a share exchange agreement with Silverdale Mining Corp., a Nevada corporation, and the shareholders of Silverdale Mining Corp. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Silverdale Mining Corp. occurred on July 24, 2008. In accordance with the closing of the share exchange agreement, we issued 4,334,000 shares of our common stock to the former shareholders of Silverdale Mining Corp. in exchange for the acquisition, by our company, of all of the 4,334,000 issued and outstanding shares of Silverdale Mining Corp.

Rose Prospect Lode Mining Claim

In February 2006, we acquired the Rose Prospect Lode Mining Claim in Clark County Nevada and in June 2006, we staked the Rose Prospect II Lode Mining Claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area. From February 2006, we have been an exploration stage company engaged in the exploration of mineral properties.

The Rose Lode Claim is located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern comer of the State of Nevada, U.S.A. The Rose Lode Claim covers some former exploratory workings on a mineral showing.

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

Mineral Property Option Agreement between our Company and Chuck Stein

On September 14, 2007, our wholly owned subsidiary, Silverdale Mining Corp. entered into a mineral property option agreement with Chuck Stein to acquire an undivided 100% right, tile and interest in eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims which are located near Pinehurst, Shoshone County, Idaho.

In order to exercise this option we have agreed, over a period of four years, to make a total cash payment of $1,000,000, issue a total of 1,000,000 restricted shares of our common stock and conduct exploration expenditures of $1,000,000 on the claims.

To date, we have paid $50,000 and the mineral property option agreement remains in good standing.

Mineral Property Joint Venture Agreement between our Company and New Jersey Mining Company

On March 1, 2008, entered into a mineral property option agreement with New Jersey Mining Company ("NJMC") to purchase a 50% Joint Venture Interest in mining operations on certain mining property commonly known as the Silver Strand mine, located in Kootenai County, Idaho.

In order to exercise this Joint Venture Agreement we have agreed to pay NJMC $500,000 and agreed to reimburse NJMC $60,000 being 50% of the current reclamation bond held by the U.S. Forest Service. We have also agreed to issue 50,000 shares of our common stock to NJMC. The NJMC will be the operator of the mine and will also mill the ore at its mineral processing plant in Kellogg, Idaho and market saleable products on behalf of the Joint Venture. Operating costs and revenues will be shared by the Joint Venture partners on an equal (50:50) basis with no add-ons for corporate general and administrative costs.To date, we have paid $270,000 and the mineral property option agreement remains in good standing.

Plan of Operation and Cash Requirements

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Idaho. Prior to the completion of the acquisition of Silverdale Mining Corp., we had an interest in the Rose Prospect Lode Mining Claim.

Over the next twelve months we intend to re-evaluate our Rose Load Claim, close the joint venture agreement with New Jersey Mining Co. and to continue to honour the terms of the mineral property option agreement between our subsidiary Silverdale Mining Corp. and Chuck Stein.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

On July 23, 2008, we closed a private placement consisting of 1,000,000 shares of our common stock at a price of $0.25 per share for aggregate gross proceeds of $250,000. We issued the 1,000,000 shares to 9 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

We anticipate that we will incur expenses of approximately $1,000,000 over the next twelve months. These expenses include $640,000 on development of our mineral properties; management fees of $174,000; accounting and legal of $76,000; and travel, office and miscellaneous of $110,000.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Quarter Ended June 30, 2008 and 2007

The Company’s year end is September 30. The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended June 30, 2008 and 2007.

We had cash and cash equivalents of $34,740 as of June 30, 2008 compared to cash and cash equivalents of $42,170 as of September 30, 2007. We had a working capital surplus of $164,343 as of June 30, 2008 compared to working capital surplus of $37,493 as of September 30, 2007.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the quarter ended June 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

		Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Change Between Three Months Ended June 30, 2008 and June 30, 2007
Revenue	$	Nil	$	Nil	$	Nil
Interest Income		165		Nil		165
Bank Charges and Interest		565		87		478
Consulting		27,467		2,500		24,967
Filing Fees		461		34		427
General and Administrative		5,284		Nil		5,284
Investor Relations		23,423		Nil		23,423
Legal and Accounting		14,487		11,385		3,102
Rent		1,200		1,500		(300)
Management fees		Nil		4,500		(4,500)
Transfer Agent		1,392		1,345		47
Travel and Entertainment		3,602		Nil		3,602
Web Site		6,000		Nil		6,000
Foreign Exchange (Loss)		(424)		Nil		(424)
Net loss		84,140		21,351		62,789

Liquidity and Financial Condition

Working Capital

			Change between
			June 30, 2008
		September 30,	and
	June 30, 2008	2007	September 30,
	(unaudited)	(audited)	2007
Current Assets	$185,700	$42,170	$143,530
Current Liabilities	$21,357	$4,677	$16,680
Working Capital	$164,343	$37,493	$126,850

Cash Flows

						Change between
		Three Months		Three Months		period ended
		Ended		Ended		June 30, 2008
		June 30, 2008		June 30, 2007		and June 30,
		(unaudited)		(unaudited)		2007
Cash Flows provided by Operating Activities		$(72,869)		$(38,090)		$(34,779)
Cash Flows provided by Investing Activities	$	Nil	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$86,940		$85,000		$1,940
Net Increase (Decrease) in Cash During Period		$14,071		$46,910		$(32,839)

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

As of the date of these financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 4).

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2008.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $34,740 as of June 30, 2008. At June 30, 2008, we had a working capital surplus of $164,343. We incurred a net loss of $84,140 for the three month period ended June 30, 2008 and $228,157 since inception. We estimate our average monthly operating expenses to be approximately $80,000 to $100,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On April 1, 2008, we entered into a consulting agreement with Mr. James MacKenzie, our Chief Executive Officer, to provide management and consulting services commencing on March 1, 2008. The term of the agreement is for a period of twelve (12) months and we agreed to pay to Mr. MacKenzie approximately $6,500 per month.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.3

Articles of Merger filed with the Secretary of State of Nevada on February 20, 2008 and which is effective March 4, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008).

3.4

Certificate of Change filed with the Secretary of State of Nevada on February 20, 2008 and which is effective March 4, 2008 (incorporated by reference from our Current Report on Form 8-K filed on March 5, 2008).

(10)	Material Contracts

10.1	Purchase Agreement Rose Prospect Lode Claim (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

10.2

Share Exchange Agreement dated June 13, 2008, among our company, Silverdale Mining Corp. and the selling the shareholders of Silverdale Mining Corp. as set out in the share exchange agreement (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2008).

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5*	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie.

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

By: /s/ Jim MacKenzie
Jim MacKenzie
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Date: August 14, 2008

By: /s/ John Jardine
John Jardine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: August 14, 2008