Form 10KSB
period 2008-09-30
SILVERSTAR MINING CORP.
filed 2008-12-29
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [           ] to [           ]

Commission file number 333-140299

SILVERSTAR MINING CORP.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

621 Bank Street, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 960-0535

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

31,384,000 common shares @ $0.45 (1) = $14,122,800

(1) Closing prices on December 22, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
44,584,000 shares of common stock as at December 22, 2008

PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation, unless otherwise indicated and the term “Silverdale” means Silverdale Mining Corp., our wholly owned subsidiary.

Corporate Overview

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

On September 2, 2008, we entered into a letter of intent with Gold Canyon Partners, LLP pursuant to which we have agreed to purchase a 100% interest in a mining property commonly known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada.

The acquisition contemplated by the letter of intent is subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com

Current Business

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Idaho and Nevada.

Our current operational focus is to conduct exploration activities on our Rose Load Claim, complete the mineral property option agreement and joint venture agreement held by our subsidiary, Silverdale Mining Corp and to enter into a definitive agreement with Gold Canyon Partners, LLP to acquire the Cobalt Canyon Gold Project.

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

In order to exercise this Joint Venture Agreement we have agreed to pay NJMC $500,000 and agreed to reimburse NJMC $60,000 being 50% of the current reclamation bond held by the U.S. Forest Service. We have also agreed to issue 50,000 shares of our common stock to NJMC. The NJMC will be the operator of the mine and will also mill the ore at its mineral processing plant in Kellogg, Idaho and market saleable products on behalf of the Joint Venture. Operating costs and revenues will be shared by the Joint Venture partners on an equal (50:50) basis with no add-ons for corporate general and administrative costs. To date, we have paid $270,000.

Cobalt Canyon Gold Project

On September 8, 2008, we entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approx. 363 acres) and an option to acquire 59 acres in three patented mining claims. Our company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent. To date we have paid $15,000.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently, we do not have any employees. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We do not have any subsidiaries other than Silverdale Mining Corp.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $89,819 as of September 30, 2008. At September 30, 2008, we had a working capital surplus of $44,997. We incurred a net loss of $263,596 for our year ended September 30, 2008 and $369,103 since inception. We estimate our average monthly operating expenses to be approximately $80,000 to $100,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November, 30, 2008, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our principal office is located at 621 Bank Street, Wallace, Idaho  83873. This office space is being provided to us by one of our directors at no cost to our company. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

Mineral Properties

As of the date of this annual report on Form 10-KSB, we hold the following properties: Rose Prospect, option to acquire eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims, an option to acquire a 50% joint venture interest in the Silver Strand mine and a letter of intent to acquire the Cobalt Canyon Gold Project. For detail descriptions of these properties, please see the section entitled “Business” above.

ITEM 3: LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “SLVM.OB”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on October 18, 2007 under the name “Rose Explorations Inc.” under the symbol, “ROEX”. On March 4, 2008, we changed our name to “Silverstar Mining Corp.” upon completion of our merger with our wholly owned subsidiary, “Silverstar Mining Corp.” and our trading symbol was changed to our current trading symbol, “SLVM.OB”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
September 30, 2008	$0.85	$0.60
June 30, 2008	$0.75	$0.60
March 31, 2008	N/A	N/A
December 31, 2007(1)	N/A	N/A

(1) Our stock was listed for trading on October 18, 2007, the first trade did not occur until June 23, 2008.

On December 17, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.45.

As of December 22, 2008, there were 85 holders of record of our common stock. As of such date, 44,584,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, 317 S.W. Alder Street, 2nd Floor, Portland, Oregon 97204 (Telephone: 1.503.227.2940) .

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of Shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2008.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” in this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation and Cash Requirements

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Nevada and Idaho.

Over the next twelve months we intend to re-evaluate our Rose Load Claim, close the joint venture agreement with New Jersey Mining Co., continue to honour the terms of the mineral property option agreement between our subsidiary Silverdale Mining Corp. and Chuck Stein.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

On October 10, 2008, we closed a private placement consisting of 950,000 shares of our common stock at a price of US $0.25 per share for aggregate gross proceeds of $237,500. We issued 570,000 shares to 6 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

We issued 380,000 shares to 3 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

We anticipate that we will incur expenses of approximately $1,000,000 over the next twelve months. These expenses include $640,000 on development of our mineral properties; management fees of $174,000; accounting and legal of $76,000; and travel, office and miscellaneous of $110,000.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Year Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2008 and 2007.

We had cash and cash equivalents of $89,819 as of September 30, 2008 compared to cash and cash equivalents of $42,170 as of September 30, 2007. We had a working capital surplus of $44,997 as of September 30, 2008 compared to working capital surplus of $37,493 as of September 30, 2007.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the year ended September 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

		Year Ended September 30, 2008		Year Ended September 30, 2007		Change Between Year Ended September 30, 2008 and September 30, 2007
Revenue	$	Nil	$	Nil	$	Nil
Bank Charges and Interest		$843		$379		$(464)
Consulting		$78,967		$7,500		$(71,467)
Exploration and development		$7,245	$	Nil		$(7,245)
Filing Fees		$4,456		$1,534		$(2,922)
Investor Relations		$59,392	$	Nil		$(59,392)
Legal and Accounting		$64,407		$28,524		$(35,883)
Licences and permits		$2,316	$	Nil		$(2,316)
Management fees		$9,000		$18,000		$9,000
Office and miscellaneous		$7,661		$100		$(7,561)
Rent		$7,000		$6,000		$(1,000)
Transfer Agent		$9,060		$2,530		$(6,530)
Travel and Entertainment		$13,249	$	Nil		$(13,249)
Net loss		$(263,596)		$(64,567)		$(199,029)

Liquidity and Financial Condition

Working Capital
	September 30, 2008	September 30, 2007	Change between
			September 30, 2008
			and September 30, 2007
	(audited)	(audited)

Current Assets	$90,619	$42,170	$48,449
Current Liabilities	$45,622	$4,677	($40,945)
Working Capital	$44,997	$37,493	$7,504

Cash Flows

			Change between
			Year ended
	Year Ended	Year Ended	September 30, 2008
	September 30, 2008	September 30, 2007	and September30,
	(audited)	(audited)	2007
Cash Flows used in Operating Activities	($211,451)	($45,830)	($165,621)
Cash Flows used in Investing Activities	($161,821)	Nil	($161,821)
Cash Flows provided by Financing Activities	$420,921	$85,000	$335,921
Net Increase (Decrease) in Cash During Period	$47,649	$39,170	$8,479

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

Website development costs

The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 Accounting for Web Site Development Costs, will be expensed as incurred. Website development incurred during the development stage, including external direct costs of creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the website is operational.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2008.

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

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 October 2008. The Company is currently reviewing the impact of this statement.

ITEM 7: FINANCIAL STATEMENTS

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

JAMES STAFFORD

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silverstar Mining Corp. (formerly Rose Explorations Inc.)
(A Development Stage Company)

We have audited the consolidated balance sheets of Silverstar Mining Corp. (formerly Rose Explorations Inc.) (the “Company”) as at 30 September 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years then ended and for the period from the date of inception on 5 December 2003 to 30 September 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 September 2008 and 2007 and the results of its operations, cash flows and changes in stockholders’ equity for the years then ended and for the period from the date of inception on 5 December 2003 to 30 September 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

30 November 2008

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30	As at 30
	September	September
	2008	2007
	$	$

Assets

Current
Cash and cash equivalents	89,819	42,170
Prepaid expenses	800	-

	90,619	42,170

Mineral Property Costs (Note 5)	805,321	-
Website Development Costs (Note 4)	6,600	-

	902,540	42,170

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	45,622	4,677

Stockholder’s equity
Capital stock (Note 8)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2008 – 44,834,000 common shares, par value $0.001
2007 – 55,500,000 common shares, par value $0.001	44,834	55,500
Additional paid-in capital	759,011	87,500
Share subscriptions received in advance	422,176	-
Deficit, accumulated during the development stage	(369,103)	(105,507)

	856,918	37,493

	902,540	42,170

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 11) and Subsequent Events (Note 12)

On behalf of the Board:

“Donald James MacKenzie”	Director	“John W. Jardine”	Director
Donald James MacKenzie		John W. Jardine

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception
	on 5	For the	For the	For the
	December	year ended	year ended	year ended
	2003 to 30	30	30	30
	September	September	September	September
	2008	2008	2007	2006
	$	$	$	$

Expenses
Bank charges and interest	1,223	843	379	-
Consulting (Note 7)	86,467	78,967	7,500	-
Exploration and development (Note 5)	13,370	7,245	-	6,125
Filing fees	5,990	4,456	1,534	-
Investor relations (Note 7)	59,392	59,392	-	-
Legal and accounting	95,972	64,407	28,524	3,040
Licences and permits	3,415	2,316	-	550
Management fees (Notes 7, 8 and 10)	45,000	9,000	18,000	18,000
Office and miscellaneous	8,061	7,661	100	100
Rent (Notes 7, 8 and 10)	19,000	7,000	6,000	6,000
Transfer agent fees	11,589	9,060	2,530	-
Travel and entertainment	13,249	13,249	-	-
Write-down of mineral property
acquisition costs (Note 5)	6,375	-	-	6,375

Net loss for the period	(369,103)	(263,596)	(64,567)	(40,190)
Basic and diluted loss per common
share		(0.005)	(0.002)	(0.002)

Weighted average number of
common shares used in per share
calculations		56,307,430	40,520,493	18,821,919

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	5 December	For the year	For the year	For the year
	2003 to 30	ended 30	ended 30	ended 30
	September	September	September	September
	2008	2008	2007	2006
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(369,103)	(263,596)	(64,567)	(40,190)
Adjustments to reconcile loss to net cash used by
operating activities
Contributions to capital by related
parties (Notes 7, 8 and 10)	60,000	12,000	24,000	24,000
Write-down of mineral property
acquisition costs (Note 5)	6,375	-	-	6,375
Changes in operating assets and liabilities
Increase in prepaid expenses	(800)	(800)	-	-
Increase (decrease) in accounts payable and
accrued liabilities	45,622	40,945	(5,263)	9,190

	(257,906)	(211,451)	(45,830)	(625)

Cash flows from investing activities
Acquisition of Silverdale, net of cash received
(Note 3)	(140,221)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(21,375)	(15,000)	-	(6,375)
Website development costs (Note 4)	(6,600)	(6,600)	-	-

	(168,196)	(161,821)	-	(6,375)

Cash flows from financing activities
Share subscriptions received in advance (Note 8)	422,176	422,176	-	-
Share issue costs	(1,255)	(1,255)	-	-
Common shares issued for cash	95,001	-	85,000	10,000
Common shares redeemed	(1)	-	-	(1)

	515,921	420,921	85,000	9,999

Increase in cash and cash equivalents	89,819	47,649	39,170	2,999

Cash and cash equivalents, beginning of
period	-	42,170	3,000	1

Cash and cash equivalents, end of period	89,819	89,819	42,170	3,000

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

			Share
			subscription
			received in	Deficit,
			advance /	accumulated
			Additional	during the
	Number of		paid in	development	Stockholder’s
	shares issued	Share capital	capital	stage	equity
		$	$	$	$

Balance at 5 December 2003
(inception)	-	-	-	-	-
Common shares issued for cash
($0.33 per share) (Note 8)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)
Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)
Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash
($0.0003 per share) (Note 8)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed –
cash ($0.33 per share) (Note 8)	(3)	-	(1)	-	(1)
Contributions to capital by
related parties – expenses
(Notes 7, 8 and 10)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)
Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by
related parties – expenses
(Notes 7, 8 and 10)	-	-	24,000	-	24,000
Common shares issued for cash
($0.003 per share) (Note 8)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by
related parties – expenses
(Notes 7, 8 and 10)	-	-	12,000	-	12,000
Share subscriptions received in
advance (Note 8)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for
business acquisition ($0.15 per
share) (Notes 3, 8 and 10)	4,334,000	4,334	645,766	-	650,100
Common shares returned to
treasury and cancelled (Notes 8
and 10)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the period	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

Silverstar Mining Corp.
(formerly Rose Explorations Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2008

1.	Nature, Basis of Presentation and Continuance of Operations

Silverstar Mining Corp. (formerly Rose Explorations Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on 5 December 2003. On 4 March 2008, the Company completed a merger with its wholly- owned subsidiary, Silverstar Mining Corp., which was incorporated by the Company solely to effect the name change of the Company to Silverstar Mining Corp. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Silverdale Mining Corp. (“Silverdale”) from 24 July 2008, the date of acquisition.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 30 September 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $263,596 for the year ended 30 September 2008 (2007 - $64,567, 2006 - $40,190) and has working capital of $44,997 at 30 September 2008 (2007 - $37,493).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2009. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2008, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Principles of consolidation

All inter-company transactions and balances have been eliminated in these consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

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

As of the date of these consolidated financial statements, the Company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 5).

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

Long-lived assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognized impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash, prepaid expenses and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website development costs

The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 Accounting for Web Site Development Costs, will be expensed as incurred. Website development incurred during the development stage, including external direct costs of creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the website is operational.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2008.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The Company does not expect SFAS No. 163 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 October 2008. The Company is currently reviewing the impact of this statement.

3.	Acquisition

In accordance with SFAS No. 141, Business Combinations, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 8 and 10). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expands the Company’s business of acquiring and exploring mineral properties.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:
Cash and cash equivalents	$1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	$791,860

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Silverdale for the years ended 30 September 2008 and 2007 as if the acquisitions had occurred at 1 October 2006, including the issuance of the Company’s common stock as consideration for the acquisition of Silverdale.

	Consolidated Pro Forma

	30 September 2008	30 September 2007
	$	$

Revenues	Nil	Nil
Net loss	688,893	91,092
Basic and diluted loss per common share	(0.012)	(0.002)

The amounts of revenue and net loss of Silverdale since the acquisition date included in the consolidated income statement for the year ended 30 September 2008 are $Nil and $(32), respectively.

The unaudited consolidated pro forma financial information does not include adjustments to remove certain private company expenses, which may not be incurred in future periods. Similarly, the unaudited consolidated pro forma financial information does not include adjustments for additional expenses, such as rent, insurance, and other expenses that would have been incurred subsequent to the acquisition date. The unaudited consolidated pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Silverdale been a single entity during these periods.

4.	Website Development Costs

			Net Book Value
		Accumulated	30 September	30 September
	Cost	amortization	2008	2007
	$	$	$	$

Website and development costs	6,600	-	6,600	-

	6,600	-	6,600	-

During the year ended 30 September 2008, the Company incurred website development costs of $6,600 (2007 - $Nil, 2006 - $Nil).

5.	Mineral Property Costs

Rose Prospect Lode Mining Claim

During the year ended 30 September 2006, the Company acquired an interest in a mineral claim located in Clark County, Nevada (the “Rose Prospect Lode Mining Claim”) for $6,375. In May 2006, the Company commissioned a geological evaluation report of the Rose Prospect Lode Mining Claim and in June 2006, the Company commissioned a Phase I work program as recommended by the evaluation report. During the Phase I work program, the Company staked a second claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area (the “Rose Prospect II Lode Mining Claim”). The acquisition cost of $6,375 was initially capitalized as a tangible asset. During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim.

Expenditures related to the Rose Prospect Lode Mining Claim property for the year ended 30 September 2008 consist of claim maintenance and permitting of $445 (2007 - $Nil, 2006 - $Nil) and geology and engineering of $Nil (2007 - $Nil, 2006 - $6,125).

Pinehurst Properties

During the year ended 30 September 2007, the Company entered into a mineral property option agreement, through its wholly-owned subsidiary, to acquire an undivided 100% right, title and interest in eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims (the “Pinehurst Properties”) located near Pinehurst, Shoshone County, Idaho. The mineral property option agreement calls for cash payments of $1,000,000 ($50,000 paid), the issuance of 1,000,000 restricted common shares of the Company and the completion of exploration expenditures of $1,000,000 on the claims detailed as follows:

		Payments	Shares	Exploration Expenditures
Upon execution of agreement	(paid)	$50,000	100,000	$100,000
On or before 14 September 2009		100,000	150,000	200,000
On or before 14 September 2010		350,000	250,000	300,000
On or before 14 September 2011		500,000	500,000	400,000
		$1,000,000	1,000,000	$1,000,000

Expenditures related to the Pinehurst Properties for the year ended 30 September 2008 consist of geology and engineering of $6,800 (2007 - $Nil, 2006 - $Nil).

Silver Strand Properties

On 1 March 2008, the Company entered into a mineral property option agreement with New Jersey Mining Company ("NJMC") to purchase a 50% Joint Venture Interest in mining operations on certain mining properties collectively known as the Silver Strand Properties, located in Kootenai County, Idaho. The terms of the option agreement calls for the Company to make payments as follows:

i.	$120,000 upon the signing of the agreement (paid);
ii.	$150,000 on or before 30 April 2008 (paid); and
iii.	$230,000 on or before 30 May 2008.

The terms of the option agreements call for the Company to contribute 50% of the reclamation bond held as a treasury bill, the receipt of which is due on or before 30 May 2008, for the benefit of the Joint Venture. NJMC will be the operator of the mine.

Expenditures related to the Silver Strand Properties for the year ended 30 September 2008 consist of acquisition costs of $270,000 (2007 - $Nil, 2006 - $Nil).

Cobalt Canyon Gold Project

On 8 September 2008, the Company entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approx. 363 acres) and an option to acquire 59 acres in three patented mining claims. The Company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent.

Expenditures related to the Cobalt Canyon Gold Project for the year ended 30 September 2008 consist of acquisition costs of $15,000 (2007 - $Nil, 2006 - $Nil).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Related Party Transactions

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid $45,500 to the director for these services during the year ended 30 September 2008 (2007 - $Nil, 2006 - $Nil).

On 1 April 2008, the Company has agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid $24,500 to the officer for these services during the year ended 30 September 2008 (2007 - $Nil, 2006 - $Nil).

On 12 May 2008, the Company received $3,000 from a former director of the Company related to an advance receivable.

During the year ended 30 September 2008, the Company paid or accrued $15,000 to a company related to the Company by way of a director in common for investor relation services (2007 - $Nil, 2006 - $Nil).

During the year ended 30 September 2008, the Company paid or accrued $22,841 to a Company related to the Company by way of a shareholder in common for accounting services (2007 - $Nil, 2006 - $Nil).

During the year ended 30 September 2008, the Company paid or accrued $5,967 to a shareholder of the Company for management and consulting services (2007 - $Nil, 2006 - $Nil).

During the year ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2007 - $18,000, 2006 - $18,000) and rent in the amount of $3,000 (2007 - $6,000, 2006 - $6,000) (Notes 8 and 10).

8.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 44,834,000 common shares with a par value of $0.001 per common share.

On 3 December 2003, 3 common shares of the Company were issued for cash proceeds of $1.

On 1 January 2006, 30,000,000 common shares were issued to an officer and director of the Company for cash proceeds of $10,000.

On 1 January 2006, 3 common shares of the Company were redeemed for proceeds of $1. These common share were cancelled on the same date.

On 3 May 2007, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 25,500,000 common shares for total cash proceeds of $85,000.

On 4 March 2008, the Company effected a three (3) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 18,500,000 to 55,500,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 225,000,000 shares par value $0.001. The consolidated financial statements have been retroactively adjusted to reflect this stock split.

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 10).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 10).

During the year ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2007 - $18,000, 2006 - $18,000) and rent in the amount of $3,000 (2007 - $6,000, 2006 - $6,000) (Notes 7 and 10).

Share subscriptions received in advance

Share subscriptions received in advance consists of $184,676 cash received by the Company related to a private placement to issue 1,000,000 common shares of the Company at a price of $0.45 per common shares and $237,500 cash received by the Company related to issue 950,000 common shares of the Company at a price of $0.25 per common shares (Notes 11 and 12).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2008. There are no current or deferred tax expenses for the year ended 30 September 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year	For the year
	ended	ended	For the year
	September	September	ended
	2008	2007	September 2006
	$	$	$

Deferred tax asset attributable to:
Current operations	89,623	21,953	13,920
Contributions to capital by related parties	(4,080)	(8,160)	(8,160)
Less: Change in valuation allowance	(85,543)	(13,793)	(5,760)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 September 2008, 2007 and 2006 are as follows:

	As at 30	As at 30
	September	September	As at 30
	2008	2007	September 2006
	$	$	$

Net income tax operating loss carryforward	369,103	105,507	40,940

Statutory federal income tax rate	34%	34%	34%
Contributed rent and services	-5.53%	-15.47%	-19.93%
Effective income tax rate	0%	0%	0%

Deferred tax assets	105,095	19,552	5,760
Less: Valuation allowance	(105,095)	(19,552)	(5,760)

Net deferred tax asset	-	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2008, the Company has an unused net operating loss carry-forward balance of approximately $309,103 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2027.

10.	Supplemental Disclosures with Respect to Cash Flows

	2008	2007	2006
	$	$	$

Cash paid during the year for interest	4	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2007 - $18,000, 2006 - $18,000) and rent in the amount of $3,000 (2007 - $6,000, 2006 - $6,000) (Notes 7 and 8).

During the year ended 30 September 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 8).

During the year ended 30 September 2008, a former officer and director of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 8).

11.	Commitments

The Company has outstanding and future commitments under mineral property option agreements to pay cash and issue common shares of the Company (Note 5).

The Company is committed to issuing common shares of the Company related to share subscription received in advance of $422,176 at 30 September 2008 (Notes 8 and 12).

12.	Subsequent events

On 10 October 2008, the Company closed a private placement to issue 950,000 common shares of the Company at a price of $0.25 per common share for total proceeds of $237,500 (Notes 8 and 11).

On 16 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These common shares were cancelled subsequent to the year ended 30 September 2008.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T): CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jim MacKenzie	Director President, Chief Executive Officer	52	February 6, 2008
John Jardine	Chief Financial Officer Secretary and Treasurer	56	March 7, 2008
David Bond	Director	57	July 25, 2008
Dennis O'Brien	Director	47	July 25, 2008
Justin L. Rice	Director	90	July 25, 2008
Matt Williams	Director	39	July 25, 2008
Howard Lahti	Director	55	July 25, 2008

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jim MacKenzie

Jim MacKenzie has served in leadership positions at numerous corporations for more than 30 years, most recently at a private based news network of which he was appointed President in August 2006. Under his direction, the news network emphasizing alternative and "hard money" or precious metals news has grown considerably. In the spring of 2007 Mr. MacKenzie was appointed chairman and CEO of Nordic Nickel Ltd. which is now known as Constitution Mining Corp. Mr. MacKenzie resigned from the board of Constitution Mining Corp. in January 2008 to assume his duties for Silverstar.

John W. Jardine

John W. Jardine has 25 years' experience managing accounting and financial compliance for private and public companies trading on various Canadian exchanges. As president of J. W. Jardine & Company Ltd. in West Vancovuer, B.C., an accounting firm providing services to public and private companies, Mr. Jardine specialized in compliance financial reporting, company tax planning and tax preparation. From 1988-1989 he was vice president, finance of Samoth Financial in Vancouver, in charge of in-house accounting department supervision and public company and real estate transactions. From 1984-1988 he was Vice President of finance at Noramco Capital in Vancouver, BC where he managed more than 50 Vancouver and Toronto Stock Exchange-listed companies as regarded financial compliance and also liaised with external auditors.

David Bond

Mr. Bond is an award-winning journalist, writing and editing for newspapers on both coasts of North America. For the past two decades he specialized in covering non-ferrous metal mining stories for several prestigious publications, including Platt's Metals Week. As former editor of the Wallace Miner, his reporting and commentary have appeared in the Washington Times, the Seattle Post-Intelligencer, the Spokane Spokesman-Review, and the Anchorage Times. He is twice winner of the Atlantic City Press Club's prestigious National Headliner award and recipient of numerous honors from the Society of Professional Journalists, the Associated Press and the Idaho Press Club. He currently is editor of the on-line Silver Valley Mining Journal and his “Wallace Street Journal” column appears regularly on-line on Kitco, GoldSeek and 24hgold. He is author of the book, "The Silver Pennies."

Dennis O'Brien

Mr. O'Brien is a Certified Public Accountant who since 1990 has been an accountant for the H.F. Magnuson & Company, Wallace, Idaho. Mr. O'Brien was graduated from Northern Illinois University with a Bachelor of Science degree majoring in accounting. Mr. O'Brien serves as a director and/or secretary of numerous publicly-traded Silver Valley mining concerns.

Justin L. Rice

As Chairman and CEO of Coeur d’Alene Mines Corporation, Mr. Rice shepherded the famed Coeur Silver Mine in the Coeur d’Alene Mining District of northern Idaho, and the Coeur-Rochester Mine near Lovelock, Nevada, into production. The Coeur produced silver for two decades at a rate of 2.4 -2.6 million ounces per year. The Rochester Mine, still in operation after a 19-year run, has thus far produced in excess of 100 million ounces of silver and 1 million ounces of gold. Following his retirement from Coeur d'Alene Mines, Mr. Rice founded Silver Royal Apex Mining Co., and is exploring for silver in the Coeur d'Alene Mining District with venture partner Azteca Gold Corp.

Matt Williams

Mr. Williams has worked as a contract miner for Sunshine Mining Co., Anglo Gold, Thyssen Mining Co., and Stillwater Mining Co., and currently is employed by Hecla Mining Co. at its Lucky Friday Mine in Mullan, Idaho. The grandson of Corby Mine's prior owner, Chuck Stein, Mr. Williams is well-versed the Corby property and the geology of the Pine Creek Mining District, and is familiar with all aspects of underground, hard-rock metal mining.

Howard Lahti

Howard Lahti has focused on both precious and industrial metals throughout a career that has taken him around the world, from Canada, to South America, to Africa and Asia. In 2006 he directed a drilling program for UC Resources centered on the McFaulds #3 VMS deposit and subsequently the Noront new MMS Copper-Nickel-PGE deposit located about 20km to the west from the McFaulds Lake Camp. He also visited several properties belonging to Curimining SA, Quito in the Western Mountain Range of Ecuador. He also served as the "qualified person" under Canadian National Instrument 43-101 for a new company called Salazar Resources Inc. that bought the Curimining SA gold properties. In 2005 he completed a proprietary geochemical survey for Kitsault Resources in northwest British Columbia and supervised a MMI geochemical survey for a South African company at Victoria Island in the Arctic. Early in the 2000s, Mr. Lahti managed drilling and other mineral exploration projects for diamonds, gold and base metals in Ontario, Northwest Territories, British Columbia, Panama, Brazil, Peru and Africa. He also incorporated and ran Deep Search Exploration Technologies Inc. (DSET), a geochemical service company in Fredericton, New Brunswick. The company's new Quantum Dot Extraction (QPX) deep penetrating geochemical method was being extensively used in New Brunswick and elsewhere in Canada until 2003 when the laboratory was closed. In the 1990s, Mr. Lahti formed an affiliate consulting company with Dr. Bill Pelton, President of Phoenix Instruments, Inc. located in Colorado. He is still affiliated with Dr. Pelton with regard to potential oil shale projects in Colorado. In January 1999 the company conducted two SMX geochemical surveys for Lucero Resource Corp. in the Atacama Desert in northern Chile.

Mr. Lahti has worked in various exploration capacities since 1967 by working for Texas Gulf Co, Dresser Minerals Inc, Boliden Preusag, Millennium Gold (Thailand) Ltd, Pancontinental (Canada) Ltd, Barringer Research and Cerro Canada Ltd.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Effective December 22, 2008, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president and chief executive officer (being our principal executive officer), our chief financial officer (being our principal financial officer and our principal accounting officer), employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Silverstar Mining Corp., 621 Bank Street, Wallace, Idaho 83873.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and Chief Executive Officer, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, however, our board has determined that David Bond, Dennis O’Brien, Justin L. Rice, Matt Williams and Howard Lahti qualify as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of NASDAQ Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended September 30, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Jim MacKenzie	1(1)	1	1
John Jardine	Nil	Nil	Nil
David Bond	1(1)	1	1
Dennis O'Brien	1(1)	1	1
Justin L. Rice	1(1)	1	1
Matt Williams	1(1)	1	1
Howard Lahti	1(1)	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 10: EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended September 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended September 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended September 30, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Jim MacKenzie, President, Chief Executive Officer and Director(1)	2008 2007	45,500 N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	45,500 N/A
John Jardine, Chief Financial Officer, Secretary and Treasurer(2)	2008 2007	24,500 N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	24,500 N/A
Derick Sinclair, Former Chief Financial Officer, Secretary and Treasurer(3)	2008 2007	22,841 N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	22,841 N/A
Greg Cowan, Former Chief Executive Officer, Chief Financial Officer and Director(4)	2008 2007	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Rex Pegg, Former Form VP Exploration and Director(5)	2008 2007	3,000 2,500	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	3,000 2,500

(1)	Mr. MacKenzie was appointed the President, Chief Executive Officer and a director of our company on February 6, 2008.

(2)	Mr. Jardine was appointed the Chief Financial Officer, Secretary and Treasurer on March 7, 2008.

(3)

Mr. Sinclair was appointed the Chief Financial Officer, Secretary and Treasurer of our company on February 6, 2008 and resigned as our Chief Financial Officer, Secretary and Treasurer on March 7, 2008.

(4)

Mr. Cowan was appointed the Chief Executive Officer, Chief Financial Officer and a director of our company since our inception on December 5, 2003 and resigned as or Chief Executive Officer, Chief Financial Officer and director on February 6, 2008.

(5)	Mr. Pegg was appointed the Vice President of Exploration and a director of our company in September 2006 and resigned as or Chief Operating Officer and director on February 6, 2008.

Other than as described below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

On April 1, 2008, we entered into a consulting agreement with Mr. James MacKenzie, our Chief Executive Officer and director, to provide management and consulting services commencing on March 1, 2008. The agreement is for no fixed term, and expires with 30 days notice of either party. We agreed to pay to Mr. MacKenzie approximately $6,500 per month.

We have a consulting arrangement with Dr Financial Services Inc, a company that Mr. Derick Sinclair our former Chief Financial Officer is an officer and director. Dr Financial Services provides accounting and administrative services. The agreement is for no fixed term, and expires with 30 days notice of either party. We pay Dr Financial Services Inc approximately $2,500 per month.

On March 7, 2008, we entered into a consulting agreement with Mr. John Jardine, our Chief Financial Officer, to provide management and consulting services commencing on March 7, 2008. The agreement is for no fixed term, and expires with 30 days notice of either party. We agreed to pay to Mr. Jardine approximately $3,500 per month

On June 1, 2008, we entered into a consulting agreement with Mrs Sharon Mackenzie, the wife of our Chief Executive Officer, to provide administrative services commencing on June 1, 2008. The agreement is for no fixed term, and expires with 30 days notice of either party. We agreed to pay to Mrs. Mackenzie approximately $1,500 per month.

On February 6, 2008 Mr. Pegg resigned as our VP Exploration. We agreed to pay Mr. Pegg $3,000 for past services.

Outstanding Equity Awards at Fiscal Year-End

As at September 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended September 30, 2008.

Options Grants in the Year Ended September 30, 2008

During the year ended September 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended September 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended September 30, 2008 and no stock options held by our executive officers at the end of the year ended September 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended September 30, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended September 30, 2008, we did not pay any compensation or grant any stock options to our directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Other than as set out below, none of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

On January 15, 2008, we loaned $3,000 to a former officer and director. This loan was repaid in full to our company on May 12, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following table sets forth, as of December 22, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jim MacKenzie Chief Executive Officer/Director 435 Silverdale Pl North Vancouver BC Canada	1,000,000	2.2%
John Jardine Chief Financial Officer 2568 Palmerston West Vancouver BC Canada	1,000,000	2.2%
David Bond 126 King Street Wallace, ID 83873	800,000	1.8%

Dennis O'Brien Scott Building Wallace, ID 83873	100,000	0.2%
Justin L. Rice 219 Cedar Street Wallace, ID 83873	100,000	0.2%
Matt Williams 601 Hunt Gulch Road Kingston, ID 83839	100,000	0.2%
Howard Lahti 1158 Woodstock Rd Fredericton, NB Canada	100,000	0.2%
Greg Cowan 33158 Myrtle Ave Mission BC V2V5W1 Canada	10,000,000	22.4%
Directors and Executive Officers as a Group(1)	3,200,000 common shares	7.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 22, 2008. As of December 22, 2008, there were 44,584,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at September 30, 2008, we do not have any equity compensation plans in place.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Related Party Transactions

On April 1, 2008, we agreed to pay Mr. James MacKenzie, our Chief Executive Officer and director $6,500 per month for management and consulting services commencing March 1, 2008 expiring in 30 days upon cancellation notice by either party. We paid $45,500 to the director for these services during the year ended September 30, 2008 (2007 - $Nil, 2006 - $Nil).

On April 1, 2008, we agreed to pay Mr. John Jardine, our Chief Financial Officer $3,500 per month for management and consulting services commencing March 1, 2008 expiring in 30 days upon cancellation notice by either party. We accrued $24,500 to the officer for these services during the year ended September 30, 2008 (2007 - $Nil, 2006 - $Nil).

On May 12, 2008, we received $3,000 from a former director of our company related to an advance receivable.

During the year ended September 30, 2008, we paid or accrued $15,000 to a company related to our company by way of a director in common for investor relation services (2007 - $Nil, 2006 - $Nil).

During the year ended September 30, 2008, we paid or accrued $22,841 to a company related to our company by way of a shareholder in common for accounting services (2007 - $Nil, 2006 - $Nil).

During the year ended September 30, 2008, we paid or accrued $5,967 to a shareholder of our company for management and consulting services (2007 - $Nil, 2006 - $Nil).

During the year ended September 30, 2008, a former officer and director of our company was paid $3,000 for past services.

During the year ended September 30, 2008, an officer and director of our company made contributions to capital for management fees in the amount of $9,000 (2007 - $18,000, 2006 - $18,000) and rent in the amount of $3,000 (2007 - $6,000, 2006 - $6,000).

Director Independence

We currently act with six directors, consisting of Jim MacKenzie, David Bond, Dennis O’Brien, Justin L. Rice, Matt Williams and Howard Lahti. We have determined that David Bond, Dennis O’Brien, Justin L. Rice, Matt Williams and Howard Lahti are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Transactions with Independent Directors

Our independent directors did not enter into any transactions, relationships or arrangements during the year ended September 30, 2008 there were considered by our board of directors in determining whether the director maintained his independence in accordance with NASDAQ Marketplace Rule 4200(a)(15).

ITEM 13: EXHIBITS AND REPORTS

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).

10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended September 30, 2008 and September 30, 2007:

Services	2008	2007
Audit fees	$7,301	$4,000
Audit related fees	$6,779	$4,779
Tax fees	$1,282	$Nil
All other fees	$981	$Nil
Total fees	$16,343	$8,779

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by James Stafford, Chartered Accountants for the fiscal years ended September 30, 2008 and 2007.

Audit related Fees. There were $6,779 audit related fees paid to James Stafford, Chartered Accountants for the fiscal year ended September 30, 2008 for services related to the review of the filing of quarterly of financial information and $4,779 for the fiscal year ended September 30, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use James Stafford, Chartered Accountants, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage James Stafford, Chartered Accountants to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before James Stafford, Chartered Accountants is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by James Stafford, Chartered Accountants and believe that the provision of services for activities unrelated to the audit is compatible with maintaining James Stafford, Chartered Accountants’ independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

By:      /s/ Jim MacKenzie
            Jim MacKenzie
            President, Chief Executive Officer, and Director
            (Principal Executive Officer)

            Date:   December 29, 2008

By:      /s/ John Jardine
            John Jardine
            Chief Financial Officer, Secretary and Treasurer
            (Principal Financial Officer and Principal Accounting Officer)

            Date:    December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jim MacKenzie	By: /s/ David Bond
Jim MacKenzie	David Bond
President, Chief Executive Officer,	Director
and Director
(Principal Executive Officer)	Date: December 29, 2008

Date: December 29, 2008

By: /s/ Dennis O’Brien	By: /s/ Justin L. Rice
Dennis O’Brien	Justin L. Rice
Director	Director

Date: December 29, 2008	Date: December 29, 2008

By: /s/ Matt Williams	By: /s/ Howard Lahti
Matt Williams	Howard Lahti
Director	Director

Date: December 29, 2008	Date: December 29, 2008