Form 10-Q
period 2008-12-31
SILVERSTAR MINING CORP.
filed 2009-02-13
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 333-140299

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

621 Bank Street, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip Code)

604.960.0535
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
45,068,837 common shares issued and outstanding as of February 10, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended December 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 30
	As at 31	September
	December	2008
	2008	(audited)
	$	$

Assets

Current
Cash and cash equivalents	22,337	89,819
Prepaid expenses	800	800

	23,137	90,619

Mineral Property Costs (Note 5)	805,321	805,321
Website Development Costs (Note 4)	6,600	6,600

	835,058	902,540

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	60,015	45,622

Stockholders’ equity
Capital stock (Note 8)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2008 – 44,584,000 common shares, par value $0.001
30 September 2008 – 44,834,000 common shares, par value
$0.001	44,584	44,834
Additional paid-in capital	996,761	759,011
Share subscriptions received in advance	218,176	422,176
Deficit, accumulated during the development stage	(484,478)	(369,103)

	775,043	856,918

	835,058	902,540

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 11) and Subsequent Event (Note 12)

“Donald James MacKenzie”	Director	“John W. Jardine”	Director
Donald James MacKenzie		John W. Jardine

The accompanying notes are an integral part of these financial statements.

(1)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date of	For the three	For the three
	inception on 5	month period	month period
	December 2003	ended 31	ended 31
	to 31 December	December	December
	2008	2008	2007
	$	$	$

Expenses
Bank charges and interest	1,602	379	-
Consulting (Note 7)	139,967	53,500	-
Exploration and development (Note 5)	15,829	2,459	-
Filing fees	8,549	2,559	1,000
Investor relations (Note 7)	87,492	28,100	-
Legal and accounting	116,357	20,385	5,397
Licences and permits	3,415	-	-
Management fees (Notes 7, 8 and 10)	45,000	-	4,500
Office and miscellaneous	8,104	43	-
Rent (Notes 7, 8 and 10)	21,400	2,400	1,500
Transfer agent	12,997	1,408	750
Travel and entertainment	17,391	4,142	-
Write-down of mineral property acquisition costs (Note 5)	6,375	-	-

Net loss for the period	(484,478)	(115,375)	(13,147)

Basic and diluted loss per common share		(0.003)	(0.001)

Weighted average number of common shares used in
per share calculations		44,791,609	55,500,000

The accompanying notes are an integral part of these financial statements.

(2)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date of	For the three	For the three
	inception on 5	month period	month period
	December 2003	ended	ended
	to 31 December	31 December	31 December
	2008	2008	2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(484,478)	(115,375)	(13,147)
Adjustments to reconcile loss to net cash used by operating
activities
Contributions to capital by related parties (Notes 7, 8 and 10)	60,000	-	6,000
Write-down of mineral property acquisition
costs (Note 5)	6,375	-	-
Changes in operating assets and liabilities
Increase in prepaid expenses	(800)	-	-
Increase (decrease) in accounts payable and accrued
liabilities	60,015	14,393	(1,225)

	(358,888)	(100,982)	(8,372)

Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(21,375)	-	-
Website development costs (Note 4)	(6,600)	-	-

	(168,196)	-	-

Cash flows from financing activities
Share subscriptions received in advance (Note 8)	218,176	(204,000)	-
Share issue costs	(1,255)	-	-
Common shares issued for cash	332,501	237,500	-
Common shares redeemed	(1)	-	-

	549,421	33,500	-

Increase (decrease) in cash and cash equivalents	22,337	(67,482)	(8,372)

Cash and cash equivalents, beginning of period	-	89,819	42,170

Cash and cash equivalents, end of period	22,337	22,337	33,798

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

(3)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

			Share
			subscription	Deficit,
			received in	accumulated
			advance /	during the	Stockholders’
	Number of		Additional paid	development	equity
	shares issued	Capital stock	in capital	stage	(deficiency)
		$	$	$	$
Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per
share) (Note 8)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)
Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)
Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003
per share) (Note 8)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33
per share) (Note 8)	(3)	-	(1)	-	(1)
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033
per share) (Note 8)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)
Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	12,000	-	12,000
Share subscriptions received in advance
(Note 8)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business
acquisition ($0.15 per share) (Notes 3, 8
and 10)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and
cancelled (Notes 8 and 10)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the period	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Share subscriptions received in advance
(Note 8)	-	-	(204,000)	-	(204,000)
Common shares issued for cash ($0.25
per share) (Note 8)	950,000	950	236,550	-	237,500
Common shares returned to treasury and
cancelled (Notes 8 and 10)	(1,200,000)	(1,200)	1,200	-	-
Net loss for the period	-	-	-	(115,375)	(115,375)
Balance at 31 December 2008	44,584,000	44,584	1,214,937	(484,478)	775,043

The accompanying notes are an integral part of these financial statements.

(4)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

1.	Nature, Basis of Presentation and Continuance of Operations

Silverstar Mining Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 5 December 2003. On 4 March 2008, the Company completed a merger with its wholly-owned subsidiary, Silverstar Mining Corp., which was incorporated by the Company solely to effect the name change of the Company to Silverstar Mining Corp. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

The accompanying consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Silverdale Mining Corp. (“Silverdale”) from 24 July 2008, the date of acquisition.

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

Theses consolidated financial statements as at 31 December 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $115,375 (2007 - $13,147, cumulative - $484,478) and has working capital deficit of $36,878 at 31 December 2008 (30 September 2008 - working capital of $44,997).

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

At 31 December 2008, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(5)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

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
(Unaudited)
31 December 2008

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

Financial instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

(7)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(8)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2008.

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

(9)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s consolidated financial statements.

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

(10)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

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

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 8 and 10). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expanded the Company’s business of acquiring and exploring mineral properties.

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

(11)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Silverdale for the three month periods ended 31 December 2008 and 2007 as if the acquisitions had occurred at 1 October 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Silverdale.

	Consolidated Pro Forma

	31	31
	December	December
	2008	2007

Revenues	Nil	Nil
Net loss	115,375	110,682
Basic and diluted loss per common share	(0.003)	(0.001)

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

4.	Website Development Costs

			Net Book Value
			31	30
		Accumulated	December	September
	Cost	amortization	2008	2008
	$	$	$	$

Website and development costs	6,600	-	6,600	6,600

	6,600	-	6,600	6,600

During the three month period ended 31 December 2008, the Company incurred website development costs of $Nil (31 December 2007 - $Nil).

(12)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the three month period ended 31 December 2008 and 31 December 2007.

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

		Payments	Shares	Exploration
				Expenditures
Upon execution of agreement	(paid)	$50,000	100,000	$100,000
On or before 14 September 2009		100,000	150,000	200,000
On or before 14 September 2010		350,000	250,000	300,000
On or before 14 September 2011		500,000	500,000	400,000
Total		$1,000,000	1,000,000	$1,000,000

The Company had no expenditures related to the Pinehurst Properties for the three month period ended 31 December 2008 and 31 December 2007.

(13)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

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

The Company had no expenditures related to the Silver Strand Properties for the three month period ended 31 December 2008 and 31 December 2007.

Cobalt Canyon Gold Project

On 8 September 2008, the Company entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approx. 363 acres) and an option to acquire 59 acres in three patented mining claims. In October 2008, the Company staked sixteen claims, the Cobalt Lode Claims in Lincoln County, Nevada. The Company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent.

Expenditures related to the Cobalt Canyon Gold Project for the three month period ended 31 December 2008 for staking and line cutting were $2,458 (31 December 2007 - $Nil).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Related Party Transactions

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid $19,500 to the officer and director for these services during the three month period ended 31 December 2008 (31 December 2007 - $Nil) (Note 11).

(14)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

On 1 April 2008, the Company has agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid or accrued $10,500 to the officer for these services during the three month period ended 31 December 2008 (31 December 2007 - $Nil) (Note 11).

During the three month period ended 31 December 2008, the Company paid or accrued $9,000 to a company related to the Company by way of a director in common for investor relation services (31 December 2007 -$Nil).

During the three month period ended 31 December 2008, the Company paid or accrued $7,500 to a Company controlled by a former officer and director of the Company for accounting services (31 December 2007 -$Nil).

During the three month period ended 31 December 2008, the Company paid or accrued $4,500 to an individual related to a director of the Company for management and consulting services (31 December 2007 -$Nil).

During the three month period ended 31 December 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (31 December 2007 - $4,500, cumulative -$45,000) and rent in the amount of $Nil (31 December 2007 - $1,500, cumulative - $15,000) (Notes 8 and 10).

8.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 44,584,000 common shares with a par value of $0.001 per common share.

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

(15)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

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

On 14 October 2008, the Company issued 950,000 common shares of the Company at a price of $0.25 per common share for total proceeds of $237,500.

On 27 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 December 2008 (Note 10).

During the three month period ended 31 December 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (31 December 2007 - $4,500, cumulative -$45,000) and rent in the amount of $Nil (31 December 2007 - $1,500, cumulative - $15,000) (Notes 7 and 10).

Share subscriptions received in advance

Share subscriptions received in advance consists of $218,176 cash received by the Company related to a private placement to issue 484,837 common shares of the Company at a price of $0.45 per common shares (Notes 11 and 12).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2008. There are no current or deferred tax expenses for the period ended 31 December 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

(16)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

The provision for refundable federal income tax consists of the following:

	For the three	For the three
	month period	month period
	ended 31	ended 31
	December	December
	2008	2007
	$	$

Deferred tax asset attributable to:
Current operations	39,228	4,470
Contributions to capital by related parties	-	(2,040)
Less: Change in valuation allowance	(39,228)	(2,430)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2008 and 30 September 2008 are as follows:

	As at 31	As at 30
	December	September
	2008	2008 (Audited)
	$	$

Income tax operating loss carryforward	484,478	369,103

Statutory federal income tax rate	34%	34%
Contributed rent and services	-4.21%	-5.53%
Effective income tax rate	0%	0%

Deferred tax assets	144,323	105,095
Less: Valuation allowance	(144,323)	(105,095)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2008, the Company has an unused net operating loss carry-forward balance of approximately $424,478 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

(17)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2008

10.	Supplemental Disclosures with Respect to Cash Flows

	31 December	31 December
	2008	2007
	$	$

Cash paid during the year for interest	-	-
Cash paid during the year for income taxes	-	-

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

During the three month period ended 31 December 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 December 2008 (Note 8).

During the three month period ended 31 December 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $Nil (31 December 2007 - $4,500, cumulative -$45,000) and rent in the amount of $Nil (31 December 2007 - $1,500, cumulative - $15,000) (Notes 7 and 8).

11.	Commitments

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party (Note 7).

On 1 April 2008, the Company has agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party (Note 7).

The Company has outstanding and future commitments under mineral property option agreements to pay cash and issue common shares of the Company (Note 5).

The Company is committed to issuing common shares of the Company related to share subscriptions received in advance of $218,176 at 31 December 2008 (Notes 8 and 12).

12.	Subsequent Event

Subsequent to 31 December 2008, the Company closed a private placement to issue 484,837 common shares of the Company at a price of $0.45 per common share for total proceeds of $218,176 (Notes 8 and 11).

(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation, unless otherwise indicated and the term “Silverdale” means Silverdale Mining Corp., our wholly owned subsidiary.

Corporate History

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

On March 31, 2008, we entered into a joint venture agreement with New Jersey Mining Co. to acquire a 50% interest in the Silver Strand silver mine located in the Coeur d’Alene Mining District. We were unable to close the joint venture agreement as expected before September 30, 2008. We have not been notified by NJMC that we are in default.

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

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com

On September 30, 2008, we entered into a share cancellation/return to treasury agreement with Greg Cowan, a former director and officer of our company. Pursuant to the agreement, Mr. Cowan has agreed to the return and cancellation of 15,000,000 shares of our common stock that were held by him. We did not provide Mr. Cowan with any compensation for such cancellation.

On October 7, 2008, Grant Brackebusch resigned as a director of our company.

On October 16, 2008, we entered into a share cancellation/return to treasury agreement with Donald James MacKenzie, our president and a director of our company. Pursuant to the agreement, Mr. MacKenzie has agreed to the return and cancellation of 1,200,000 shares of our common stock currently held by him. We did not provide Mr. MacKenzie with any compensation for such cancellation.

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

On January 15, 2009, we closed a private placement consisting of 484,837 shares of our common stock at a price of US $0.45 per share for aggregate gross proceeds of $218,176.65. We issued 454,837 shares to 10 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. We issued 30,000 shares to 1 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Plan of Operation

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

Cobalt Canyon Gold Project

On September 8, 2008, we entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approx. 363 acres) and an option to acquire 59 acres in three patented mining claims. Our company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent. To date we have paid $15,000 and were required to make an additional payment of $45,000 to complete the agreement with Gold Canyon Properties, LLP . We chose not to complete the agreement and have forfeited the $15,000 initial payment.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended December 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended December 31, 2008 and 2007.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the quarter ended December 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

		Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Change Between Quarter Ended December 31, 2008 and December 31, 2007
Revenue	$	Nil	$	Nil	$	Nil
Bank Charges and Interest		$379	$	Nil		$379
Consulting		$53,500	$	Nil		$53,500
Exploration and development		$2,459	$	Nil		$2,459
Filing Fees		$2,559		$1,000		$1,559
Investor Relations		$28,100	$	Nil		$28,100
Legal and Accounting		$20,385		$5,397		$14,988
Licences and permits	$	Nil	$	Nil	$	Nil

Management fees	$	Nil		$4,500	$(4,500
Office and miscellaneous		$43	$	Nil	$43
Rent		$2,400		$1,500	$900
Transfer Agent		$1,408		$750	$658
Travel and Entertainment		$4,142	$	Nil	$4,142
Net loss		$115,375		$13,147	$102,228

Liquidity and Financial Condition

Working Capital

	December 31, 2008	September 30, 2008	Change between
			December 31, 2008
			and September 30, 2008
Current Assets	$23,137	$90,619	$(67,482)
Current Liabilities	$60,015	$45,622	$14,393
Working Capital	$(36,878)	$44,997	$(81,875)

Cash Flows

			Change
			between
			Quarter ended
			December 31,
	Quarter Ended	Quarter Ended	2008
	December 31,	December 31,	and December
	2008	2007	31, 2007

Cash Flows used in Operating Activities	$100,982	$8,372	$92,610

Cash Flows used in Investing Activities	Nil	Nil	Nil

Cash Flows provided by Financing Activities	33,500	Nil	$33,500

Net Increase (Decrease) in Cash During Period	$(67,482)	$(8,372)	$(59,110)

We had cash and cash equivalents of $22,337 as of December 31, 2008 compared to cash and cash equivalents of $89,819 as of September 30, 2008. We had a working capital deficit of $36,878 as of December 31, 2008 compared to working capital surplus of $44,997 as of September 30, 2008.

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

On January 15, 2009, we closed a private placement consisting of 484,837 shares of our common stock at a price of US $0.45 per share for aggregate gross proceeds of $218,176.65. We issued 454,837 shares to 10 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. We issued 30,000 shares to 1 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our consolidated financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant accounting policies used in the preparation of our consolidated financial statements are set forth in Note 2 to our consolidated financial statements.

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

Financial instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Website development costs

The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”, will be expensed as incurred. Website development incurred during the development stage, including external direct costs of creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the website is operational.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2008.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The Company is currently evaluating the new disclosure requirements of SFAS 161 and the potential impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 4. Controls and Procedures

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

As of December 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $22,337 as of December 31, 2008. At December 31, 2008, we had a working capital deficit of $36,878. We incurred a net loss of $115,375 for our quarter ended December 31, 2008 and $484,478 since inception. Due to cash shortages we have reduced our average monthly management services and administrative costs to approximately $5,000 to $10,000, Our planned exploration require additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November , 30, 2008, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).

10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer and Principal Accounting Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer and Principal Accounting Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Jim MacKenzie
Jim MacKenzie
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

Date: February 12, 2009

By:	/s/ John Jardine
John Jardine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: February 12, 2009