Form 10-Q
period 2009-03-31
SILVERSTAR MINING CORP.
filed 2009-05-15
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company had 43,018,837 common shares issued and outstanding as of May 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at	As at 30
	31 March	September 2008
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	1,035	89,819
Prepaid expenses	800	800

	1,835	90,619

Mineral property costs (Note 5)	805,321	805,321
Website development costs (Note 4)	6,600	6,600

	813,756	902,540

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	8,580	45,622

Stockholders’ equity
Capital stock (Note 8)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2009 – 43,018,837 common shares, par value $0.001
30 September 2008 – 44,834,000 common shares, par value $0.001	43,019	44,834
Additional paid-in capital	1,270,002	759,011
Share subscriptions received in advance	-	422,176
Deficit, accumulated during the development stage	(507,845)	(369,103)

	805,176	856,918

	813,756	902,540

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 11) and Subsequent Event (Note 12)

On behalf of the Board:

“Donald James MacKenzie”	Director
Donald James MacKenzie

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date	For the three	For the three	For the six	For the six
	of inception on	month	month	month	month
	5 December	period ended	period ended	period ended	period ended
	2003 to 31	31 March	31 March	31 March	31 March
	March 2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Bank charges and interest	1,740	138	34	517	34
Consulting (Note 7)	143,467	3,500	-	57,000	-
Exploration and
development (Note 5)	15,829	-	-	2,459	-
Filing fees	10,851	2,302	525	4,861	1,525
Investor relations	97,492	10,000	-	38,100	-
Legal and accounting
(Note 7)	128,135	11,778	14,582	32,163	19,979
Licences and permits	3,415	-	2,316	-	2,316
Management fees (Notes
7, 8 and 10)	58,000	13,000	4,500	13,000	9,000
Office and miscellaneous	8,466	362	-	405	-
Rent (Notes 7, 8 and 10)	22,900	1,500	1,500	3,900	3,000
Transfer agent	14,684	1,687	1,906	3,095	2,656
Travel and entertainment	17,391	-	-	4,142	-
Write-down of mineral
property acquisition costs
(Note 5)	6,375	-	-	-	-
Recovery of expenses	(20,900)	(20,900)	-	(20,900)	-

Net loss for the period	(507,845)	(23,367)	(25,363)	(138,742)	(38,510)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.003)	(0.001)

Weighted average number of common
shares used in per share calculations		44,939,816	55,500,000	44,864,898	55,500,000

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the	For the six	For the six
	the date of	three month	three month	month	month
	inception on	period	period	period	period
	5 December	ended 31	ended 31	ended 31	ended 31
	2003 to 31	March	March	March	March
	March 2009	2009	2008	2009	2008
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(507,845)	(23,367)	(25,363)	(138,742)	(38,510)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related
parties (Notes 7, 8 and 10)	113,500	53,500	6,000	53,500	12,000
Write-down of mineral property
acquisition costs (Note 5)	6,375	-	-	-	-
Changes in operating assets and
liabilities
Increase in accounts receivable		-	(3,000)	-	(3,000)
Increase in prepaid expenses	(800)	-	(2,100)	-	(2,100)
Increase (decrease) in accounts
payable and accrued liabilities	8,580	(51,435)	11,334	(37,042)	10,109

	(380,190)	(21,302)	(13,129)	(122,284)	(21,501)
Cash flows used investing activities
Acquisition of Silverdale, net of cash
received (Note 3)	(140,221)	-	-	-	-
Mineral property acquisition costs (Note
5)	(21,375)	-	-	-	-
Website development costs (Note 4)	(6,600)	-	-	-	-

	(168,196)	-	-	-	-
Cash flows from financing activities
Share subscriptions received in advance
(Note 8)	-	(218,176)	-	(422,176)	-
Share issue costs	(1,255)	-	-	-	-
Common shares issued for cash	550,677	218,176	-	455,676	-
Common shares redeemed	(1)	-	-	-	-

	549,421	-	-	33,500	-
Increase (decrease) in cash and cash
equivalents	1,035	(21,302)	(13,129)	(88,784)	(21,501)

Cash and cash equivalents, beginning
of period	-	22,337	33,798	89,819	42,170

Cash and cash equivalents, end of
period	1,035	1,035	20,669	1,035	20,669

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

			Share
			subscription	Deficit,
			received in	accumulated
			advance /	during the	Stockholders’
	Number of		additional paid	development	equity
	shares issued	Capital stock	in capital	stage	(deficiency)
		$	$	$	$
Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per
share) (Note 8)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)
Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)
Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003
per share) (Note 8)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33
per share) (Note 8)	(3)	-	(1)	-	(1)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033
per share) (Note 8)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)
Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	12,000	-	12,000
Share subscriptions received in advance
(Note 8)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business
acquisition ($0.15 per share) (Notes 3, 8
and 10)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and
cancelled (Notes 8 and 10)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	53,500	-	53,500
Share subscriptions received in advance
(Note 8)	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25
per share) (Note 8)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45
per share) (Note 8)	484,837	485	217,691	-	218,176
Common shares returned to treasury and
cancelled (Notes 8 and 10)	(3,250,000)	(3,250)	3,250	-	-
Net loss for the period	-	-	-	(138,742)	(138,742)
Balance at 31 March 2009	43,018,837	43,019	1,270,002	(507,845)	805,176

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

The Company is an development stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and Industry Guide 7 of the Securities Exchange Commission Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 31 March 2009 and for the three and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the three month period of $23,367 (2008 – loss $25,363) and a loss for the six month period of $138,742 (2008 – loss $38,510, cumulative – loss $507,845) and has working capital deficit of $6,745 at 31 March 2009 (30 September 2008 - working capital of $44,997).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company will be able to raise additional capital to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2009. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

At 31 March 2009, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral property costs

The Company has been in the development stage since its formation on 5 December 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of- production method over the estimated life of the probable reserve.

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
31 March 2009

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

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterpris”e. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2009.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS No. 163 also requires that an insurance enterprise

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The adoption of SFAS No. 163 did not have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS No. 160 did not have an impact on the Company’s consolidated financial statements.

3.	Acquisition

In accordance with SFAS No. 141, “Business Combinations” , acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

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

The purchase price allocation has been determined as follows:

$
Assets purchased:
Cash and cash equivalents	1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	791,860

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Silverdale for the six month periods ended 31 March 2009 and 2008 as if the acquisitions had occurred at 1 October 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Silverdale.

	Consolidated Pro Forma

	31 March	31 March
	2009	2008
	$	$

Revenues	Nil	Nil
Net loss	138,742	280,165
Basic and diluted loss per common share	(0.003)	(0.005)

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

4.	Website Development Costs

			Net Book Value
		Accumulated	31 March	30 September
	Cost	amortization	2009	2008
	$	$	$	$

Website and development costs	6,600	-	6,600	6,600

During the six month period ended 31 March 2009, the Company incurred website development costs of $Nil (31 March 2008 - $Nil). The Company has temporarily postponed further development of its website.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the three and six month periods ended 31 March 2009 and 31 March 2008.

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

				Exploration
		Payments	Shares	Expenditures
		$		$
Upon execution of agreement	(paid)	50,000	100,000	100,000
On or before 14 September 2009		100,000	150,000	200,000
On or before 14 September 2010		350,000	250,000	300,000
On or before 14 September 2011		500,000	500,000	400,000

		1,000,000	1,000,000	1,000,000

The Company had no expenditures related to the Pinehurst Properties for the three month and six month periods ended 31 March 2009 and 31 March 2008.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

The Company had no expenditures related to the Silver Strand Properties for the three and six month periods ended 31 March 2009 and 31 March 2008.

Cobalt Canyon Gold Project

On 8 September 2008, the Company entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approximately 363 acres) and an option to acquire 59 acres in three patented mining claims. In October 2008, the Company staked sixteen claims, the Cobalt Lode Claims in Lincoln County, Nevada. The Company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent.

In January 2009, the Company decided not to proceed with the Gold Canyon Gold Project. The Company incurred total expenditures of $5,859 related to the Cobalt Canyon Gold Project before abandoning it.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities is amount due to related parties of $Nil (30 September 2008 - $24,500) (Note 7).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

7.	Related Party Transactions

Included in accounts payable and accrued liabilities is amount due to related parties of $Nil (30 September 2008 - $24,500) (Note 6).

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. On 1 February 2009, the officer and director elected to contribute his salary to the Company until further notice. The Company paid $26,000 to the officer and director for these services during the six month period ended 31 March 2009 (31 March 2008 - $6,500, cumulative - $71,500) (Note 11).

On 1 April 2008, the Company agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company accrued $17,500 to the officer and director for these services during the six month period ended 31 March 2009 (31 March 2008 - $3,500, cumulative - $42,000). During the six month period ended 31 March 2009, the officer resigned, received a $3,000 payment in settlement of the balance payable of $42,000, and made a contribution to capital by forgiving the remaining balance payable in the amount of $39,000. This forgiveness of related party debt has been recorded as an increase in contributed surplus (Notes 8 and 11).

During the six month period ended 31 March 2009, the Company paid or accrued $9,000 to a company related to the Company by way of a director in common for management and consulting services (31 March 2008 - $Nil).

During the six month period ended 31 March 2009, the Company paid or accrued $15,000 to a Company controlled by a former officer and director of the Company for accounting services (31 March 2008 - $Nil).

During the six month period ended 31 March 2009, the Company paid or accrued $4,500 to an individual related to a director of the Company for management and consulting services (31 March 2008 - $Nil).

During the six month period ended 31 March 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $13,000 (31 March 2008 - $9,000, cumulative - $58,000) and rent in the amount of $1,500 (31 March 2008 - $3,000, cumulative - $16,500) (Notes 8 and 10).

8.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 43,018,837 common shares with a par value of $0.001 per common share.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

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

On 27 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 10).

On 19 January 2009, the Company issued 484,837 common shares of the Company at a price of $0.45 per common share for total proceeds of $218,176.

On 25 March 2009, five directors of the Company’s directors resigned and returned to treasury 400,000 of their 500,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 10).

On 31 March 2009, the Chief Financial Officer and the Chairman of the Board of the Company’s directors resigned and returned to treasury 1,650,000 of their 1,800,000 common shares of the

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 10).

During the six month period ended 31 March 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $13,000 (31 March 2008 - $9,000, cumulative - $58,000) and rent in the amount of $1,500 (31 March 2008 - $3,000, cumulative - $16,500) (Notes 7 and 10).

During the six month period ended 31 March 2009, an officer of the Company resigned and made contribution to capital by forgiving certain payable in the amount of $39,000 for consulting services (Notes 7 and 11).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2009. There are no current or deferred tax expenses for the period ended 31 March 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six	For the six
	month period	month period
	ended 31	ended 31
	March 2009	March 2008
	$	$

Deferred tax asset attributable to:
Current operations	47,172	13,094
Contributions to capital by related parties	(4,930)	(4,080)
Forgiveness of related party payable	(13,260)	-
Less: Change in valuation allowance	(28,982)	(9,014)

Net refundable amount	-	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

The composition of the Company’s deferred tax assets as at 31 March 2009 and 30 September 2008 are as follows:

		As at 30
		September
	As at 31	2008
	March 2009	(Audited)
	$	$

Income tax operating loss carryforward	507,845	369,103

Statutory federal income tax rate	34%	34%
Contributed rent and services	-7.60%	-5.53%
Effective income tax rate	0%	0%

Deferred tax assets	134,077	105,095
Less: Valuation allowance	(134,077)	(105,095)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2009, the Company has an unused net operating loss carry-forward balance of approximately $394,345 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
	of inception on	For the six	For the six
	5 December	month period	month period
	2003 to 31	ended 31	ended 31
	March 2009	March 2009	March 2008
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 30 September 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 8).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

During the year ended 30 September 2008, a former officer and director of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 8).

On 27 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 8).

On 25 March 2009, five directors of the Company’s directors resigned and returned to treasury 400,000 of their 500,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 8).

On 31 March 2009, the Chief Financial Officer and the Chairman of the Board of the Company’s directors resigned and returned to treasury 1,650,000 of their 1,800,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 8).

During the six month period ended 31 March 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $13,000 (31 March 2008 - $9,000, cumulative - $58,000) and rent in the amount of $1,500 (31 March 2008 - $3,000, cumulative - $16,500) (Notes 7 and 8).

11.	Commitments

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. On 1 February 2009, the officer and director elected to contribute his salary to the Company until further notice (Note 7).

On 1 April 2008, the Company has agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. During the three month period ended 31 March 2009 the officer resigned and received a $3,000 payment in settlement for services provided in the quarter ended 31 March 2009 and in settlement of all amounts owed (Notes 7 and 8).

The Company has outstanding and future commitments under mineral property option agreements to pay cash and issue common shares of the Company (Note 5).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2009

12.	Subsequent Event

In April 2009, the Company issued two $5,000 convertible debentures to two unrelated parties. The convertible debentures bear interest at a rate of 10% per annum on any unpaid principle balances, are unsecured, and have no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.

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

To date, we have paid $50,000 but have not completed all the commitments per the agreement. However, we have not received notification from Chuck Stein of default and continue to explore opportunities to proceed with this project.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended March 31, 2009		Three Month Period Ended March 31, 2008		Change Between Three Month Periods Ended March 31, 2009 and March 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Bank Charges and Interest		$138		$34		$104
Consulting		$3,500	$	Nil		$3,500
Exploration and development	$	Nil	$	Nil	$	Nil
Filing Fees		$2,302		$525		$1,777
Investor Relations		$10,000	$	Nil		$10,000
Legal and Accounting		$11,778		$14,582		$(2,804)
Licences and permits	$	Nil		$2,316		$(2,316)
Management fees		$13,000		$4,500		$8,500
Office and miscellaneous		$362	$	Nil		$362
Rent		$1,500		$1,500	$	Nil
Transfer Agent		$1,687		$1,906		$(219)
Recovery of expenses		$(20,900)	$	Nil		$(20,900)
Net loss		$(23,367)		$(25,363)		$1,996

Results of Operations for the Six Months Ended March 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six month periods ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the six month periods ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

		Six Month Period Ended March 31, 2009		Six Month Period Ended March 31, 2008		Change Between Six Month Periods Ended March 31, 2009 and March 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Bank Charges and Interest		$517		$34		$483
Consulting		$57,000	$	Nil		$57,000
Exploration and development		$2,459	$	Nil		$2,459
Filing Fees		$4,861		$1,525		$3,336
Investor Relations		$38,100	$	Nil		$38,100
Legal and Accounting		$32,163		$19,979		$12,184
Licences and permits	$	Nil		$2,316		$(2,316)
Management fees		$13,000		$9,000		$4,000
Office and miscellaneous		$405	$	Nil		$405
Rent		$3,900		$3,000		$900
Transfer Agent		$3,095		$2,656		$439
Travel and Entertainment		$4,142	$	Nil		$4,142
Recovery of expenses		$(20,900)	$	Nil		$(20,900)
Net loss		$(138,742)		$(38,510)		$(100,232)

Liquidity and Financial Condition

Working Capital

	Six Month Period Ended March 31, 2009	Year Ended September 30, 2008	Change between March 31, 2009 and September 30, 2008
Current Assets	$1,835	$90,619	($88,784)
Current Liabilities	$8,580	$45,622	($37,042)
Working Capital/(Deficit)	($6,745)	$44,997	($51,742)

Cash Flows

		Six Month Period Ended March 31, 2009		Six Month Period Ended March 31, 2008		Change between Six Month Periods Ended March 31, 2009 and March 31, 2008
Cash Flows used in Operating Activities		$(122,284)		$(21,501)		$(100,783)
Cash Flows used in Investing Activities	$	Nil	$	Nil	$	Nil
Cash Flows provided by Financing Activities		$33,500	$	Nil		$33,500
Net Decrease in Cash During Period		$(88,784)		$(21,501)		$(67,283)

As of March 31, 2009, our total assets were $813,756 and our total liabilities were $8,580 and we had a working capital deficit of $6,745. Our financial statements report a net loss of $138,742 for the six months ended March 31, 2009, and a net loss of $507,845 for the period from December 5, 2003 (inception) to March 31, 2009.

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

Mineral property costs

Our company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, our company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these consolidated financial statements our company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

Although our company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

Our company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Long-lived assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. Our company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Our company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Our company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

Our company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

Our company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2009.

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

Recent accounting pronouncements

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The adoption of SFAS. No. 163 did not have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Our company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of SFAS. No. 161 did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS. No. 141 did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS. No. 160 did not have an impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 4T. Controls and Procedures

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

As of March 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $1,035 as of March 31, 2009. At March 31, 2009, we had a working capital deficit of $6,745. We incurred a net loss of $138,742 for our quarter ended March 31, 2009 and have a net loss of $507,845 since inception. Due to cash shortages we have reduced our average monthly management services and administrative costs to approximately $5,000 to $10,000. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated November 30, 2008, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Effective March 25, 2009, we entered into a share cancellation/return to treasury agreement with each of Dennis O’Brien, Matt Williams, Howard Lahti and David Rice wherein each have agreed to the cancellation and return to treasury of all but 25,000 shares of common stock of our company held by each.

Effective March 25, 2009, we entered into a share cancellation/return to treasury agreement with Grant Brackebusch, wherein Grant Brackebusch has agreed to the cancellation and return to treasury of all of the shares of common stock of our company held by Grant Brackebusch.

Effective March 31, 2009, we entered into a share cancellation/return to treasury agreement with David Bond wherein David Bond has agreed to the cancellation and return to treasury of all but 50,000 shares of common stock of our company held by David Bond.

Effective March 31, 2009, we entered into a share cancellation/return to treasury agreement with John Jardine wherein John Jardine has agreed to the cancellation and return to treasury of all but 100,000 shares of common stock of our company held by John Jardine.

Effective March 25, 2009, Dennis O’Brien, Matt Williams, Howard Lahti and David Rice resigned as directors of our company.

Effective March 31, 2009, David Bond resigned as a director and chairman of the board of our company.

Effective March 31, 2009, John Jardine resigned as chief financial officer, secretary and treasurer of our company.

Effective March 31, 2009, Lawrence Siccia was elected a director of our company.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

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

SILVERSTAR MINING CORP.
(Registrant)

Dated: May 15, 2009	/s/ Jim MacKenzie
Jim MacKenzie
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)