Form 10-Q
period 2009-06-30
SILVERSTAR MINING CORP.
filed 2009-08-14
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company had 42,168,837 common shares issued and outstanding as of August 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended June 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at	As at 30
	30 June	September 2008
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	1,340	89,819
Prepaid expenses	-	800

	1,340	90,619

Mineral property costs (Note 5)	776,300	805,321
Website development costs (Note 4)	6,600	6,600

	784,240	902,540

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	5,538	45,622
Convertible debentures (Note 7)	15,000	-

	20,538	45,622

Stockholders’ equity
Capital stock (Note 9)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2009 – 42,168,837 common shares, par value $0.001
30 September 2008 – 44,834,000 common shares, par value $0.001	42,169	44,834
Additional paid-in capital	1,276,852	759,011
Share subscriptions received in advance	-	422,176
Deficit, accumulated during the development stage	(555,319)	(369,103)

	763,702	856,918

	784,240	902,540

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 12) and Subsequent Event (Note 13)

On behalf of the Board:

“Lawrence Siccia”                                             Director
Lawrence Siccia

(1)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date	For the three	For the three	For the nine	For the nine
	of inception on	month	month	month	month
	5 December	period ended	period ended	period ended	period ended
	2003 to 30	30 June	30 June	30 June	30 June
	June 2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Bank charges and interest	1,940	201	565	719	598
Consulting (Note 8)	153,467	-	27,467	57,000	27,467
Exploration and
development (Note 5)	15,828	-	-	2,458	-
Filing fees	11,799	1,047	461	5,808	1,986
Investor relations	87,492	-	23,423	38,100	23,423
Legal and accounting
(Note 8)	138,059	9,924	14,487	42,087	34,466
Licences and permits	3,416	-	-	-	2,316
Management fees (Notes
8, 9 and 11)	62,500	4,500	-	17,500	9,000
Office and miscellaneous
(recovery)	7,840	(726)	5,543	(221)	5,543
Rent (Notes 8, 9 and 11)	25,200	2,300	1,200	6,200	4,200
Transfer agent	15,891	1,207	1,392	4,302	4,049
Travel and entertainment	17,391	-	3,602	4,142	3,602
Write-down of mineral
property acquisition costs
(Note 5)	35,396	29,021	-	29,021	-
Recovery of expenses	(20,900)	-	-	(20,900)	-

Net loss for the period	(555,319)	(47,474)	(78,140)	(186,216)	(116,650)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.004)	(0.002)

Weighted average number of common
shares used in per share calculations		42,850,705	55,500,000	44,193,499	55,500,000

The accompanying notes are an integral part of these consolidated financial statements.

(2)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the	For the	For the
	the date of	three month	three month	nine month	nine month
	inception on	period	period	period	period
	5 December	ended 30	ended 30	ended 30	ended 30
	2003 to 30	June	June	June	June
	June 2009	2009	2008	2009	2008
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(555,319)	(47,474)	(78,140)	(186,216)	(116,650)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related
parties (Notes 8, 9 and 11)	119,500	6,000	-	59,500	12,000
Write-down of mineral property
acquisition costs (Note 5)	6,375	-	-	-	-
Changes in operating assets and
liabilities
Decrease in accounts receivable	-	-	3,000	-	-
Increase (Decrease) in prepaid
expenses	-	800	1,700	800	(400)
Increase (decrease) in accounts
payable and accrued liabilities	5,538	(3,042)	6,571	(40,084)	16,680

	(423,906)	(43,716)	(66,869)	(166,000)	(88,370)
Cash flows from (used in) investing
activities
Loan receivable from Silverdale (Notes
3 and 6)	-	-	(150,560)	-	(150,560)
Acquisition of Silverdale, net of cash
received (Note 3)	(140,221)	-	-	-	-
Mineral property acquisition costs (Note
5)	(21,375)	-	-	-	-
Write-down of mineral property	29,021	29,021		29,021
Website development costs (Note 4)	(6,600)	-	(6,000)	-	(6,000)

	(139,175)	29,021	(156,560)	29,021	(156,560)
Cash flows from financing activities
Convertible debenture	15,000	15,000	-	15,000	-
Share subscriptions received in advance
(Note 9)	-	-	237,500	(422,176)	237,500
Share issue costs	(1,255)	-	-	-	-
Common shares issued for cash	550,676	-		455,676	-

	564,421	15,000	237,500	48,500	237,500
Increase (decrease) in cash and cash
equivalents	1,340	305	14,071	(88,479)	(7,430)

Cash and cash equivalents, beginning
of period	-	1,035	20,669	89,819	42,170

Cash and cash equivalents, end of
period	1,340	1,340	34,740	1,340	34,740

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

(3)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

			Share
			subscription	Deficit,
			received in	accumulated
	Number of		advance /	during the	Stockholders’
	shares	Capital	additional paid	development	equity
	issued	stock	in capital	stage	(deficiency)
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per
share) (Note 9)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)
Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)
Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003
per share) (Note 9)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33
per share) (Note 9)	(3)	-	(1)	-	(1)
Contributions to capital by related parties
– expenses (Notes 8, 9 and 11)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties
– expenses (Notes 8, 9 and 11)	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033
per share) (Note 9)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)
Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties
– expenses (Notes 8, 9 and 11)	-	-	12,000	-	12,000
Share subscriptions received in advance
(Note 9)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business
acquisition ($0.15 per share) (Notes 3, 9
and 11)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and
cancelled (Notes 9 and 11)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties
– expenses (Notes 8, 9 and 11)	-	-	59,500	-	59,500
Share subscriptions received in advance
(Note 9)	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25
per share) (Note 9)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45
per share) (Note 9)	484,837	485	217,691	-	218,176
Common shares returned to treasury and
cancelled (Notes 9 and 11)	(4,100,000)	(4,100)	4,100	-	-
Net loss for the period	-	-	-	(186,216)	(186,216)
Balance at 30 June 2009	42,168,837	42,169	1,276,852	(555,319)	763,702

The accompanying notes are an integral part of these consolidated financial statements.

(4)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

These consolidated financial statements as at 30 June 2009 and for the three and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a consolidated loss for the three month period of $47,474 (2008 – $78,140) and a consolidated loss for the nine month period of $186,216 (2008 – $116,650, cumulative – $555,319) and has working capital deficit of $19,198 at 30 June 2009 (30 September 2008 - working capital of $44,997).

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

(5)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

At 30 June 2009, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
30 June 2009

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and convertible debentures approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(7)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

(8)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Segments of an enterprise and related information

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2009.

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

(9)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Changes in accounting policy

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after 15 June 2009. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after 15 December 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

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

(10)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have a material effect on its consolidated financial statements.

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
30 June 2009

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

In accordance with SFAS No. 141, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 5, 9 and 11). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expanded the Company’s business of acquiring and exploring mineral properties.

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

(12)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

Pro forma information

The following unaudited consolidated pro forma financial information presents the combined results of operations of the Company and Silverdale for the nine month periods ended 30 June 2009 and 2008 as if the acquisitions had occurred at 1 October 2007, including the issuance of the Company’s common stock as consideration for the acquisition of Silverdale.

	Consolidated Pro Forma

	30 June	30 June
	2009	2008
	$	$

Revenues	Nil	Nil
Net loss	186,216	199,385
Basic and diluted loss per common share	(0.004)	(0.003)

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

4.	Website Development Costs

Net Book Value
		Accumulated		30 September
	Cost	amortization	30 June 2009	2008(Audited)
	$	$	$	$

Website and development costs	6,600	-	6,600	6,600

During the nine month period ended 30 June 2009, the Company incurred website development costs of $Nil (30 June 2008 - $Nil). The Company has temporarily postponed further development of its website.

(13)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the three and nine month periods ended 30 June 2009 and 30 June 2008.

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

The Company has recorded mineral property acquisition costs of $129,400 related to the Pinehurst Properties as a result of the acquisition of Silverdale (Notes 3, 9 and 11).

The Company had no expenditures related to the Pinehurst Properties for the three month and nine month periods ended 30 June 2009 and 30 June 2008.

(14)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

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

The Company has recorded mineral property acquisition costs of $646,900 related to the Silver Strand Properties as a result of the acquisition of Silverdale (Notes 3, 9 and 11).

The Company had no expenditures related to the Silver Strand Properties for the three and nine month periods ended 30 June 2009 and 30 June 2008.

The $230,000 payment according to the terms of the option agreement has not yet been made and the Company is currently renegotiating the terms of the agreement.

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

The Company has recorded mineral property acquisition costs of $29,021 related to the Cobalt Canyon Gold Project as a result of the acquisition of Silverdale (Notes 3, 9 and 11). During the nine month period ended 30 June 2009, the Company decided not to proceed with the Cobalt Canyon Gold Project and recorded a write-down of $29,021.

During the nine month period ended 30 June 2009, the Company incurred $2,458 in exploration costs for the Cobalt Canyon Gold Project (30 June 2009 - $Nil).

(15)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Included in accounts payable and accrued liabilities is amount due to related parties of $Nil (30 September 2008 - $24,500) (Note 8).

7.	Convertible Debentures

	Balance at	Balance at
	30 June	30 September
	2009	2008
		(Audited)
	$	$
Three convertible debentures issued to three unrelated
parties. Bearing interest at a rate of 10% per annum on
any unpaid principle balances, unsecured, and having
no fixed terms of repayment. The holders of the
convertible debentures have the right to convert any
portion of the unpaid principle and/or accrued interest
into restricted common shares of the Company at any
time within thirty-six months from the issue date on
the basis of $0.0025 per common share for each dollar
of principle and/or interest due and payable. The
Company may repay principal amounts due at any
time without premium or penalty.	15,000	Nil

8.	Related Party Transactions

Included in accounts payable and accrued liabilities is amount due to related parties of $Nil (30 September 2008 - $24,500) (Note 6).

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. On 1 February 2009, the officer and director elected to contribute his salary to the Company until further notice. The Company paid $26,000 to the officer and director for these services during the nine month period ended 30 June 2009 (30 June 2008 - $6,500, cumulative - $71,500) (Note 12). On 2 June 2009, the officer and director resigned.

(16)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

On 1 April 2008, the Company agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company accrued $17,500 to the officer and director for these services during the nine month period ended 30 June 2009 (30 June 2008 - $3,500, cumulative - $42,000). During the nine month period ended 30 June 2009, the officer resigned, received a $3,000 payment in settlement of the balance payable of $42,000, and made a contribution to capital by forgiving the remaining balance payable in the amount of $39,000. This forgiveness of related party debt has been recorded as an increase in contributed surplus (Notes 9 and 11).

During the nine month period ended 30 June 2009, the Company paid or accrued $9,000 to a company related to the Company by way of a director in common for management and consulting services (30 June 2008 - $Nil).

During the nine month period ended 30 June 2009, the Company paid or accrued $21,000 to a Company controlled by a former officer and director of the Company for accounting services (30 June 2008 - $Nil).

During the nine month period ended 30 June 2009, the Company paid or accrued $4,500 to an individual related to a director of the Company for management and consulting services (30 June 2008 - $Nil).

During the nine month period ended 30 June 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $17,500 (30 June 2008 - $9,000, cumulative - $62,500) and rent in the amount of $3,000 (30 June 2008 - $3,000, cumulative - $18,000) (Notes 9 and 11).

9.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 42,168,837 common shares with a par value of $0.001 per common share.

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
30 June 2009

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

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 11).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 11).

On 14 October 2008, the Company issued 950,000 common shares of the Company at a price of $0.25 per common share for total proceeds of $237,500.

On 27 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 11).

On 19 January 2009, the Company issued 484,837 common shares of the Company at a price of $0.45 per common share for total proceeds of $218,176.

On 25 March 2009, five directors of the Company’s directors resigned and returned to treasury 400,000 of their 500,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 11).

On 31 March 2009, the Chief Financial Officer and the Chairman of the Board of the Company’s directors resigned and returned to treasury 1,650,000 of their 1,800,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 31 March 2009 (Note 11).

On 12 June 2009, the Chief Executive Officer and a director of the Company resigned and returned to treasury 850,000 of their 1,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 30 June 2009 (Note 11).

During the nine month period ended 30 June 2009, an officer of the Company resigned and made contribution to capital by forgiving certain payable in the amount of $39,000 for consulting services (Notes 8 and 11).

During the nine month period ended 30 June 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $17,500 (30 June 2008 - $9,000, cumulative - $62,500) and rent in the amount of $3,000 (30 June 2008 - $3,000, cumulative - $18,000) (Notes 8 and 11).

(18)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2009. There are no current or deferred tax expenses for the period ended 30 June 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine	For the nine
	month period	month period
	ended 30	ended 30
	June 2009	June 2008
	$	$

Deferred tax asset attributable to:
Current operations	63,313	41,701
Contributions to capital by related parties	(6,970)	(4,080)
Forgiveness of related party payable	(13,260)	-
Less: Change in valuation allowance	(43,083)	(37,621)

Net refundable amount	-	-

(19)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

The composition of the Company’s deferred tax assets as at 30 June 2009 and 30 September 2008 are as follows:

		As at 30
		September
	As at 30 June	2008
	2009	(Audited)
	$	$

Income tax operating loss carryforward	555,319	369,103

Statutory federal income tax rate	34%	34%
Contributed rent and services	-7.32%	-5.53%
Effective income tax rate	0%	0%

Deferred tax assets	148,178	105,095
Less: Valuation allowance	(148,178)	(105,095)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2009, the Company has an unused net operating loss carry-forward balance of approximately $435,819 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

11.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
	of inception on	For the nine	For the nine
	5 December	month period	month period
	2003 to 30	ended 30	ended 30
	June 2009	June 2009	June 2008
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 30 September 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 9).

During the year ended 30 September 2008, a former officer and director of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 9).

(20)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2009

On 27 October 2008, the president and a director of the Company returned to treasury 1,200,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 30 June 2009 (Note 9).

On 25 March 2009, five directors of the Company’s directors resigned and returned to treasury 400,000 of their 500,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 30 June 2009 (Note 9).

On 31 March 2009, the Chief Financial Officer and the Chairman of the Board of the Company’s directors resigned and returned to treasury 1,650,000 of their 1,800,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 30 June 2009 (Note 9).

On 12 June 2009, the Chief Executive Officer and a director of the Company resigned and returned to treasury 850,000 of their 1,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the three month period ended 30 June 2009 (Note 9).

During the nine month period ended 30 June 2009, an officer of the Company resigned and made contribution to capital by forgiving certain payable in the amount of $39,000 for consulting services (Notes 8 and 9).

During the nine month period ended 30 June 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $17,500 (30 June 2008 - $9,000, cumulative - $62,500) and rent in the amount of $3,000 (30 June 2008 - $3,000, cumulative - $18,000) (Notes 8 and 9).

12.	Commitments

On 1 April 2008, the Company has agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. On 1 February 2009, the officer and director elected to contribute his salary to the Company until further notice (Note 8). On 2 June 2009, the officer and director resigned.

On 1 April 2008, the Company has agreed to pay an officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. During the three month period ended 30 June 2009 the officer resigned and received a $3,000 payment in settlement for services provided in the quarter ended 31 March 2009 and in settlement of all amounts owed (Notes 8 and 9).

The Company has outstanding and future commitments under mineral property option agreements to pay cash and issue common shares of the Company (Note 5).

13.	Subsequent Event

No events occurred subsequent to the nine month period ended 30 June 2009 to the date the consolidated financial statements were available to be issued on 12 August 2009.

(21)

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

In addition, effective March 4, 2008 we effected a three (3) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

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

On June 13, 2008, we entered into a share exchange agreement with Silverdale Mining Corp., a Nevada corporation, and the shareholders of Silverdale Mining Corp. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock in the capital of Silverdale Mining Corp. occurred on July 24, 2008. In accordance with the closing of the share exchange agreement, we issued 4,334,000 shares of our common stock to the former shareholders of Silverdale Mining Corp. in exchange for the acquisition, by our company, of all of the 4,334,000 issued and outstanding shares of Silverdale Mining Corp. Silverdale Mining Corp. is now a wholly owned subsidiary of our company. On September 2, 2008, we entered into a letter of intent with Gold Canyon Partners, LLP pursuant to which we have agreed to purchase a 100% interest in a mining property commonly known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada. The acquisition contemplated by the letter of intent is subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement. We have chosen not to complete the agreement and have forfeited the $15,000 initial payment. Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com

On September 30, 2008, we entered into a share cancellation/return to treasury agreement with Greg Cowan, a former director and officer of our company. Pursuant to the agreement, Mr. Cowan has agreed to the return and cancellation of 15,000,000 shares of our common stock that were held by him. We did not provide Mr. Cowan with any compensation for such cancellation.

Effective June 2, 2009, we entered into a share cancellation/return to treasury agreement with Jim MacKenzie wherein he has agreed to the cancellation and return to treasury of 850,000 shares of our common stock. Subsequent to the stock cancellation, Mr. MacKenzie will hold 150,000 shares of our common stock.

On June 2, 2009, Mr. Greg Cowan, a former president, chief executive officer, secretary, treasurer and director of our company, transferred 5,000,000 restricted shares of our common stock to Mr. Lawrence Siccia, our current president, chief executive officer and director. Mr. Siccia purchased the shares from personal funds in the amount of $500. Mr. Siccia now owns 11.5% of the issued and outstanding shares of our company.

Plan of Operation

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Idaho and Nevada.

Our current focus is to maintain the interest in our mining claims until we can raise additional debt or equity capital to conduct exploration activities on our Rose Load Claim, complete the mineral property option agreement and joint venture agreement held by our subsidiary, Silverdale Mining Corp.

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

Mineral Property Option Agreement between our Company and Chuck Stein on the Pinehurst Properties

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

Mineral Property Joint Venture Agreement between our Company and New Jersey Mining Company

On March 1, 2008, we entered into a mineral property option agreement with New Jersey Mining Company ("NJMC") to purchase a 50% Joint Venture Interest in mining operations on certain mining property commonly known as the Silver Strand mine, located in Kootenai County, Idaho.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended June 30, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended June 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2009		Three Month Period Ended June 30, 2008		Change Between Three Month Periods Ended June 30, 2009 and June 30, 2008
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$201		$565		$(364)
Consulting	$	Nil		$27,467		$(27,467)
Exploration and development	$	Nil	$	Nil	$	Nil
Filing fees		$1,047		$461		$586
Investor relations	$	Nil		$23,423		$(23,423)
Legal and accounting		$9,924		$14,487		$(4,563)
Licences and permits	$	Nil	$	Nil	$	Nil
Management fees		$4,500	$	Nil		$4,500
Office and miscellaneous/(recovery)		$(726)		$5,543		$(6,269)
Rent		$2,300		$1,200		$1,100
Transfer agent		$1,207		$1,392		$(185)
Travel and entertainment	$	Nil		$3,602		$(3,602)
Write-down of mineral property acquisition costs		$29,021	$	Nil		$29,021
Net loss		$(47,474)		$(78,140)		$30,666

Results of Operations for the Nine Months Ended June 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine month periods ended June 30, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month periods ended June 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

		Nine Month Period Ended June 30, 2009		Nine Month Period Ended June 30, 2008		Change Between Nine Month Periods Ended June 30, 2009 and June 30, 2008
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$719		$598		$121
Consulting		$57,000		$27,467		$29,533
Exploration and development		$2,458	$	Nil		$2,458
Filing fees		$5,808		$1,986		$3,822
Investor relations		$38,100		$23,423		$14,677
Legal and accounting		$42,087		$34,466		$7,621
Licences and permits	$	Nil		$2,316		$(2,316)
Management fees		$17,500		$9,000		$8,500
Office and miscellaneous/(recovery)		$(221)		$5,543		$(5,764)
Rent		$6,200		$4,200		$2,000
Transfer agent		$4,302		$4,049		$253
Travel and entertainment		$4,142		$3,602		$540
Write-down of mineral property acquisition costs		$29,021	$	Nil		$29,021
Recovery of expenses		$(20,900)	$	Nil		$(20,900)
Net loss		$(186,216)		$(116,650)		$(69,566)

Liquidity and Financial Condition

Working Capital

	Nine Month Period Ended June 30, 2009 ($)	Year Ended September 30, 2008 ($)	Change between June 30, 2009 and September 30, 2008 ($)
Current Assets	1,340	90,619	(89,279)
Current Liabilities	20,538	45,622	25,084
Working Capital/(Deficit)	(19,198)	44,997	(64,195)

Cash Flows

			Change
			between
			Nine Month
			Periods Ended
	Nine Month	Nine Month	June 30, 2009
	Period Ended	Period Ended	and June 30,
	June 30, 2009	June 30, 2008	2008
	($)	($)	($)
Cash Flows used in Operating Activities	(166,000)	(88,370)	(77,630)
Cash Flows provided by/(used in) Investing Activities	29,021	(156,560)	185,581
Cash Flows provided by Financing Activities	48,500	237,500	(189,000)
Net Decrease in Cash During Period	(88,479)	(7,430)	(81,049)

As of June 30, 2009, our total assets were $784,240 and our total liabilities were $20,538 and we had a working capital deficit of $19,198. Our financial statements report a net loss of $186,216 for the nine months ended June 30, 2009, and a net loss of $555,319 for the period from December 5, 2003 (inception) to June 30, 2009.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We anticipate that additional funding will be required in the form of debt or equity capital financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and convertible debentures approximates their fair value because of the short maturity of these instruments. Our company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Our company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Start-up expenses

Our company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on December 5, 2003 to June 30, 2009.

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

Changes in accounting policy

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date–that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15 2009. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption. Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement did not have a material impact on its interim consolidated financial statements.

Recent accounting pronouncements

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60. SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application not permitted. The adoption of SFAS. No. 163 did not have an impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The adoption of SFAS. No. 161 did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS. No. 141 did not have an impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS. No. 160 did not have an impact on the consolidated financial statements.

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

As of June 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $1,340 as of June 30, 2009. At June 30, 2009, we had a working capital deficit of $19,198. We incurred a net loss of $47,474 for our quarter ended June 30, 2009 and have a net loss of $555,319 since inception. Due to cash shortages we have reduced our average monthly management services and administrative costs to approximately $3,000 to $5,000. Our planned exploration requires additional funding and we are exploring ways to raise the funds required. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Effective June 2, 2009, we entered into a share cancellation/return to treasury agreement with Jim MacKenzie wherein he has agreed to the cancellation and return to treasury of 850,000 shares of our common stock. Subsequent to the stock cancellation, Mr. MacKenzie will hold 150,000 shares of our common stock.

Effective June 2, 2009, Jim MacKenzie resigned as our president, chief executive officer and director. As a result of Mr. MacKenzie’s resignation, Mr. Lawrence Siccia was appointed as our president and chief executive officer.

On June 2, 2009, Mr. Greg Cowan, a former president, chief executive officer, secretary, treasurer and director of our Company, transferred 5,000,000 restricted shares of our common stock to Mr. Lawrence Siccia, our current president, chief executive officer and director. Mr. Siccia purchased the shares from personal funds in the amount of $500. Mr. Siccia now owns 11.5% of the issued and outstanding shares of our company.

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

Dated: August 14, 2009
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)