Form 10-K
period 2009-09-30
SILVERSTAR MINING CORP.
filed 2010-01-04
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 333-140299

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 Bank Street, Wallace, Idaho	83873
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.960.0523

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 9, 2009 was
$1,318,409.30 based on a $0.035 closing price for the Common Stock on December 9, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

42,168,837 shares of common stock issued & outstanding as of December 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our company”, mean Silverstar Mining Corp., a Nevada corporation and Silverdale Mining Corp., our wholly owned subsidiary, a wholly Nevada corporation, unless otherwise indicated.

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

On March 4, 2008, we completed a merger with our subsidiary, Silverstar Mining Corp., a Nevada corporation. As a result, we have changed our name from “Rose Explorations Inc.” to “Silverstar Mining Corp.” We changed the name of our company to better reflect the direction and business of our company.

In addition, on March 4, 2008 we effected a three (3) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

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

The Company does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to these projects.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com

On October 10, 2009, we closed a private placement consisting of 950,000 shares of our common stock at a price of $0.25 per share for aggregate gross proceeds of $237,500. We issued 570,000 shares to 6 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. We issued 380,000 shares to 3 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On January 15, 2009, we closed a private placement consisting of 484,837 shares of our common stock at a price of $0.45 per share for aggregate gross proceeds of $218,176.65. We issued 454,837 shares to 10 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. We issued 30,000 shares to 1 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On March 25, 2009, we entered into a share cancellation/return to treasury agreement with each of Dennis O’Brien, Matt Williams, Howard Lahti and David Rice wherein each have agreed to the cancellation and return to treasury of all but 25,000 shares of common stock of our company held by each.

Also on March 25, 2009, we entered into a share cancellation/return to treasury agreement with Grant Brackebusch, wherein Grant Brackebusch has agreed to the cancellation and return to treasury of all of the shares of common stock of our company held by Grant Brackebusch.

Furthermore, on March 25, 2009, Dennis O’Brien, Matt Williams, Howard Lahti and David Rice resigned as directors of our company.

On March 31, 2009, we entered into a share cancellation/return to treasury agreement with David Bond wherein David Bond agreed to the cancellation and return to treasury of all but 50,000 shares of common stock of our company held by David Bond.

Also on March 31, 2009, we entered into a share cancellation/return to treasury agreement with John Jardine wherein John Jardine agreed to the cancellation and return to treasury of all but 100,000 shares of common stock of our company held by John Jardine.

In addition, on March 31, 2009, David Bond resigned as a director and chairman of the board of our company, John Jardine resigned as chief financial officer, secretary and treasurer of our company and Lawrence Siccia was elected a director of our company.

On June 2, 2009, we entered into a share cancellation/return to treasury agreement with Jim MacKenzie wherein he agreed to the cancellation and return to treasury of 850,000 shares of our common stock. Subsequent to the stock cancellation, Jim MacKenzie will hold 150,000 shares of our common stock.

On June 2, 2009, Jim MacKenzie resigned as our president, chief executive officer and director. As a result of Jim MacKenzie’s resignation, Lawrence Siccia was appointed as our president and chief executive officer.

Currently, our board of directors solely consists of Lawrence Siccia

On June 2, 2009, Greg Cowan, a former president, chief executive officer, secretary, treasurer and director of our company, transferred 5,000,000 restricted shares of our common stock to Lawrence Siccia, our current president, chief executive officer and director. Lawrence Siccia purchased the shares from personal funds in the amount of $500.

Our Current Business

We are an exploration stage company engaged in the exploration of minerals on properties located in Idaho and Nevada.

Our current operational focus is to raise funds to conduct exploration activities on our Rose Load Claim.

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

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

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

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Cobalt Canyon Gold Project

On September 8, 2008, we entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project includes numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project includes 22 unpatented federal lode claims (approx. 363 acres) and an option to acquire 59 acres in three patented mining claims. Our company and Gold Canyon Properties, LLP are determining the terms related to this letter of intent. To date we have paid $17,458..

The Company was unable to conclude an agreement with Gold Canyon Capital Partners and has written off its deferred mineral property costs related to the project.

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

Employees

Currently, we do not have any employees. Our director and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Subsidiaries

We do not have any subsidiaries other than Silverdale Mining Corp., a wholly owned Nevada corporation.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.         Risk Factors

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We had cash and cash equivalents in the amount of $1,013 as of September 30, 2009. At September 30, 2009, we had a working capital deficit of $39,604. We incurred a net loss of $1,010,522 for our year ended September 30, 2009 and $1,379,625 since inception. We estimate our average monthly operating expenses to be approximately $3,000 to

$5,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances lead our independent registered public accounting firm, in their report dated December 17, 2009, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement and public offering of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence.” We continue to experience net operating losses.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.           Properties

Executive Offices

Our principal office is located at 184-991 Hornby Street, Vancouver, British Columbia, Canada. This office space is being provided to us by one of our directors at no cost to our company. We believe that the condition of our principal office is satisfactory, suitable and adequate for our current needs.

Mineral Properties

As of the date of this annual report on Form 10-K, we hold the following properties: Rose Prospect. For detail description of this property, please see the section entitled “Business” above.

Item 3.           Legal Proceedings

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

Item 4.           Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended September 30, 2009.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “SLVM”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on October 18, 2007 under the name “Rose Explorations Inc.” under the symbol, “ROEX”. On March 4, 2008, we changed our name to “Silverstar Mining Corp.” upon completion of our merger with our wholly owned subsidiary, “Silverstar Mining Corp.” and our trading symbol was changed to our current trading symbol, “SLVM”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
30 September 2009	$0.05	$0.02
30 June 2009	$0.20	$0.05
31 March 2009	$0.45	$0.20
31 December 2008	$0.85	$0.45
30 September 2008	$0.85	$0.60
30 June 2008	$0.75	$0.60
31 March 2008	N/A	N/A
31 December 2007(2)	N/A	N/A

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) Our common stock was quoted on the Over-the-Counter Bulletin Boards on October 18, 2007. The first trade did not occur until June 23, 2008.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any stock option or equity compensation plans or arrangements.

Transfer Agent

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, 317 S.W. Alder Street, 2nd Floor, Portland, Oregon 97204 (Telephone: (503) 227.2940) .

On December 15, 2009, the list of stockholders for our shares of common stock showed 88 registered stockholders and 42,168,837 shares of common stock outstanding.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2009.

Recent Sales of Unregistered Securities

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2009.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2009 and September 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation and Cash Requirements

We are an exploration stage mining company engaged in the exploration of minerals on properties located in Nevada and Idaho.

Over the next twelve months we intend to re-evaluate our Rose Load Claim.

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

We anticipate that we will incur expenses of approximately $60,000 over the next twelve months. These expenses include $12,000 on development of our mineral properties; management fees of $Nil as our President has agreed to provide his services at no charge to the Company until the Company’s financial position has improved; accounting and legal of $40,000; and travel, office and miscellaneous of $8,000.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Years Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended September 30, 2009 and 2008.

Our operating results for the years ended September 30, 2009 and 2008 are summarized as follows:

		Year Ended
		September 30
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$(1,010,522)		$(263,596)
Net Loss		$(1,010,522)		$(263,596)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Operating Expenses

Our operating expenses for the year ended September 30, 2009 and September 30, 2008 are outlined in the table below:

	Year Ended
	September 30
	2009		2008
Bank charges and interest	$16,455		$843
Consulting	$52,000		$78,967
Exploration and development	$(342)		$7,245
Filing fees	$9,222		$4,456
Investor relations	$25,600		$59,392
Legal and accounting	$58,533		$64,407
Licenses and permits	$-		$2,316
Management fees	$22,000		$9,000
Rent	$7,700		$7,000
Transfer agent fees	$5,233		$9,060
Travel and entertainment and office	$2,200		$20,910
Write-down of mineral property acquisition costs	$805,321	$	Nil
Write-down of website development costs	$6,600	$	Nil

The $746,926 increase in operating expenses comprised of consulting fees, investor relations and legal and accounting expenses, for the year ended September 30, 2009, compared to the same period in fiscal 2008, was mainly due to a write off of Mineral property acquisition costs and website development costs as the Company was unable to raise the funds needed to implement its exploration strategy, is in default under the terms of the mineral property agreements, does not have any short term prospects for raising the funds needed to complete these projects and therefore has curtailed its activities and written off its deferred mineral property costs related to these projects.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	September 30,
	2009	2008

Current assets	$1,013	$90,619
Current liabilities	40,617	45,622
Working capital (deficit)	$(39,604)	$44,997

Cash Flows

	Year Ended
	September 30
	2009	2008
Net Cash Used in Operating Activities	$(137,306)	$(211,451)
Net Cash Used in investing activities	Nil	(161,821)
Net Cash Provided by Financing Activities	48,500	420,921
Net increase (decrease) in cash during period	$(88,806)	$47,649

Operating Activities

Net cash used in operating activities during the year ended September 30, 2009, was $137,306 compared to ($211,451) during the year ended September 30, 2008.

Investing Activities

Net cash used in investing activities during the year ended September 30, 2009, was $Nil compared to ($161,821) during the year ended September 30, 2008.

Financing Activities

Net cash used in financing activities during the year ended September 30, 2009, was $48,500 compared to $420,921 during the year ended September 30, 2008.

We had cash in the amount of $1,013 as of September 30, 2009 as compared to $89,819 as of September 30, 2008. We had a working capital deficit of $39,604 as of September 30, 2009 compared to working capital surplus of $44,997 as of September 30, 2008.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC 350-40, “Internal-Use Software”, will be expensed as incurred. The costs of website development during the planning stage, as defined under ASC 350-50, “Website Development Costs”, will also be expensed as incurred.

Computer software, website development incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software and creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets. The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners. The new guidance was effective for fiscal years beginning after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 October 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 October 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

JAMES STAFFORD

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.
.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silverstar Mining Corp.
(A Development Stage Company)

We have audited the consolidated balance sheets of Silverstar Mining Corp. (the “Company”) as at 30 September 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the year in the three-year period ended 30 September 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at 30 September 2009 and 2008 and the results of its operations, cash flows and changes in stockholders’ equity for each of the year in the three-year period ended 30 September 2009 in conformity with accounting principles generally accepted in the United States of America.

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

17 December 2009

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at	As at
	30 September	30 September
	2009	2008
	$	$
Assets

Current
Cash and cash equivalents	1,013	89,819
Prepaid expenses	-	800

	1,013	90,619

Mineral property costs (Note 5)	-	805,321

Website development costs (Note 4)	-	6,600

	1,013	902,540

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	16,501	18,122
Convertible debentures (Note 7)	15,616	-
Due to related parties (Note 8)	8,500	27,500

	40,617	45,622

Stockholders’ equity
Capital stock (Note 10)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2009 – 42,168,837 common shares, par value $0.001
2008 – 44,834,000 common shares, par value $0.001	42,169	44,834
Additional paid-in capital	1,297,852	759,011
Share subscriptions received in advance	-	422,176
Deficit, accumulated during the development stage	(1,379,625)	(369,103)

	(39,604)	856,918

	1,013	902,540

Nature, Basis of Presentation and Continuance of Operations (Note 1) and Subsequent Event (Note 13)

On behalf of the Board:

“Lawrence Siccia”	Director
Lawrence Siccia

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the
	period from
	the date of
	inception on
	5 December
	2003 to 30	For the year	For the year	For the year
	September	ended 30	ended 30	ended 30
	2009	September	September	September
	(Unaudited)	2009	2008	2007
	$	$	$	$

Expenses
Bank charges and interest (Note 7)	17,678	16,455	843	379
Consulting (Note 9)	138,467	52,000	78,967	7,500
Exploration and development (Note 5)	13,028	(342)	7,245	-
Filing fees	15,212	9,222	4,456	1,534
Investor relations (Note 9)	84,992	25,600	59,392	-
Legal and accounting	154,505	58,533	64,407	28,524
Licences and permits	3,415	-	2,316	-
Management fees (Notes 9, 10 and 12)	67,000	22,000	9,000	18,000
Rent (Notes 9, 10 and 12)	26,700	7,700	7,000	6,000
Transfer agent fees	16,822	5,233	9,060	2,530
Travel, entertainment and office	23,510	2,200	20,910	100
Write-down of mineral property
acquisition costs (Note 5)	811,696	805,321	-	-
Write-down of website development
costs (Note 4)	6,600	6,600	-	-

Net loss for the period	(1,379,625)	(1,010,522)	(263,596)	(64,567)

Basic and diluted loss per common share		(0.023)	(0.005)	(0.002)

Weighted average number of common shares used
in per share calculations		43,683,175	56,307,430	40,520,493

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period
	from the date
	of inception on
	5 December
	2003 to 30	For the year	For the year	For the year
	September	ended 30	ended 30	ended 30
	2009	September	September	September
	(Unaudited)	2009	2008	2007
	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,379,625)	(1,010,522)	(263,596)	(64,567)
Adjustments to reconcile loss to net cash used
by operating activities
Accrued interest (Note 7)	15,616	15,616	-	-
Contributions to capital by related
parties (Notes 9, 10 and 12)	125,500	65,500	12,000	24,000
Write-down of mineral property
acquisition costs (Note 5)	811,696	805,321	-	-
Write-down of website development costs
(Note 4)	6,600	6,600	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	800	(800)	-
Increase (decrease) in accounts payable and
accrued liabilities	16,501	(1,621)	13,445	(5,263)
Increase (decrease) in due to related parties	8,500	(19,000)	27,500	-

	(395,212)	(137,306)	(211,451)	(45,830)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received	(140,221)	-	(140,221)	-
Mineral property acquisition costs (Note 5)	(21,375)	-	(15,000)	-
Website development costs (Note 4)	(6,600)	-	(6,600)	-

	(168,196)	-	(161,821)	-
Cash flows from financing activities
Convertible debenture	15,000	15,000	-	-
Share subscriptions received in advance	-	(422,176)	422,176	-
Share issue costs	(1,255)	-	(1,255)	-
Common shares issued for cash	550,677	455,676	-	85,000
Common shares redeemed	(1)	-	-	-

	564,421	48,500	420,921	85,000

Increase (decrease) in cash and cash equivalents	1,013	(88,806)	47,649	39,170

Cash and cash equivalents, beginning of period	-	89,819	42,170	3,000

Cash and cash equivalents, end of period	1,013	1,013	89,819	42,170

Supplemental Disclosures with Respect to Cash Flows (Note 12)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

			Share
			subscriptions
			received in	Deficit,
			advance /	accumulated
			Additional	during the
	Number of		paid-in	development	Stockholder’s
	shares issued	Share capital	capital	stage	equity
		$	$	$	$

Balance at 5 December 2003
(inception)	-	-	-	-	-
Common shares issued for cash
($0.33 per share) (Note 10)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash
($0.0003 per share) (Note 10)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed –
cash ($0.33 per share) (Note 10)	(3)	-	(1)	-	(1)
Contributions to capital by
related parties – expenses
(Notes 9, 10 and 12)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by
related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash
($0.003 per share) (Note 10)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by
related parties – expenses
(Notes 9, 10 and 12)	-	-	12,000	-	12,000
Share subscriptions received in
advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for
business acquisition ($0.45 per
share) (Notes 3, 10 and 12)	4,334,000	4,334	645,766	-	650,100
Common shares returned to
treasury and cancelled (Notes
10 and 12)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

			Share
			subscriptions
			received in	Deficit,
			advance /	accumulated
			Additional	during the
	Number of		paid-in	development	Stockholders’
	shares issued	Share capital	capital	stage	equity
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by
related parties – expenses
(Notes 9, 10 and 12)	-	-	65,500	-	65,500
Share subscriptions received in
advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash
($0.25 per share) (Note 10)	950,000	950	236,550	-	237,500
Common shares issued for cash
($0.45 per share) (Note 10)	484,837	485	217,691	-	218,176
Common shares returned to
treasury and cancelled (Notes
10 and 12)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial
conversion feature (Note 7)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

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

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises (“U.S. GAAP”), and are expressed in U.S. dollars. The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 30 September 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $1,010,522 for the year ended 30 September 2009 (2008 - $263,596, 2007 - $64,567, cumulative - $1,379,625) and has working capital deficit of $39,604 at 30 September 2009 (2008 - working capital of $44,997).

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

At 30 September 2009, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

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
30 September 2009

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

Long-lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC 350-40, “Internal-Use Software”, will be expensed as incurred. The costs of website development during the planning stage, as defined under ASC 350-50, “Website Development Costs”, will also be expensed as incurred.

Computer software, website development incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software and creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with startup activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2009.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Changes in accounting policies

a.	The Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

b.	Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

c.	Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

d.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for any reporting period beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 October 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 October 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets. The new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

In December 2007, the FASB issued new guidance for accounting for noncontrolling interests. The new guidance, which is now part of ASC 810, “Consolidation” establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The new guidance also establishes disclosure requirements that clearly identify and distinguishes between the interests of the parent and the interests of the noncontrolling owners. The new guidance was effective for fiscal years beginning after 15 December 2008. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare consolidated financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its consolidated financial statements and will continue to follow the proposed roadmap for future developments.

3.	Acquisition

In accordance with ASC 805, Business Combinations, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 10 and 12). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expands the Company’s business of acquiring and exploring mineral properties.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

4.	Website Development Costs

			Net Book Value
		Accumulated	30	30
		amortization	September	September
	Cost	/ Impairment	2009	2008
	$	$	$	$

Website and development costs	6,600	(6,600)	-	6,600

	6,600	(6,600)	-	6,600

During the year ended 30 September 2009, the Company incurred website development costs of $Nil (2008 - $6,600).

During the year ended 30 September 2009, the Company recorded a provision for write down of website development costs of $6,600 (2008 - $Nil, 2007 - $Nil, cumulative - $6,600).

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the year ended 30 September 2009 consist of claim maintenance and permitting of $600 (2008 - $445, 2007 - $Nil).

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

				Exploration
		Payments	Shares	expenditures
		$		$
Upon execution of agreement	(paid)	50,000	100,000	100,000
On or before 14 September 2009		100,000	150,000	200,000
On or before 14 September 2010		350,000	250,000	300,000
On or before 14 September 2011		500,000	500,000	400,000

Total		1,000,000	1,000,000	1,000,000

Expenditures related to the Pinehurst Properties for the year ended 30 September 2009 consist of geology and engineering of $Nil (2008 - $6,800, 2007 - $Nil). During the year ended 30 September 2009, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $3,400 (2008 - $Nil, 2007 - $Nil).

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Silver Strand Properties

On 1 March 2008, the Company entered into a mineral property option agreement with New Jersey Mining Company (“NJMC”) to purchase a 50% Joint Venture Interest in mining operations on certain mining properties collectively known as the Silver Strand Properties, located in Kootenai County, Idaho. The terms of the option agreement calls for the Company to make payments as follows:

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

Expenditures related to the Silver Strand Properties for the year ended 30 September 2009 consist of acquisition costs of $Nil (2008 - $270,000, 2007 - $Nil).

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

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

Expenditures related to the Cobalt Canyon Gold Project for the year ended 30 September 2009 consist of acquisition costs of $2,458 (2008 - $15,000, 2007 - $Nil).

The Company wrote off its deferred mineral property costs related to the Gold Canyon Gold Project.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures

Balance at	Balance at
30 September	30 September
2009	2008
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2009, the Company accrued interest expense of $15,616 (30 September 2008 – $Nil) of which $15,000 is related to amortization of debt discount (Note 12). The balance as at 30 September 2009 consists of principal and accrued interest of $15,000 (30 September 2008 – $Nil) and $616 (30 September 2008 – $Nil), respectively.
15,616	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

8.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

9.	Related Party Transactions

On 1 April 2008, the Company has agreed to pay a officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid or accrued $26,000 to the director for these services during the year ended 30 September 2009 (2008 - $45,500, 2007 - $Nil). This officer and director of the Company resigned during the year ended 30 September 2009.

On 1 April 2008, the Company has agreed to pay a officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid or accrued $17,500 to the officer for these services during the year ended 30 September 2009 (2008 - $24,500, 2007 - $Nil). This officer of the Company resigned during the year ended 30 September 2009.

During the year ended 30 September 2009, the Company paid or accrued $9,000 to a company related to the Company by way of a director in common for investor relation services (2008 - $15,000, 2007 - $Nil).

During the year ended 30 September 2009, the Company paid or accrued $28,500 to a Company related to the Company by way of a shareholder in common for accounting services (2008 - $22,841, 2007 - $Nil).

During the year ended 30 September 2009, the Company paid or accrued $4,500 to a shareholder of the Company for management and consulting services (2008 - $5,967, 2007 - $Nil).

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Notes 10 and 12).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000. This loan forgiveness has been recorded as contributions to capital (Notes 10 and 12).

10.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 42,168,837 common shares with a par value of $0.001 per common share.

On 24 July 2008, the Company issued 1,000,000 common shares related to a public offering of securities in error. A total of 500,000 of these common shares were returned to treasury and cancelled. A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation. The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 30 September 2009.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

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

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 12).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 12).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500. On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error. A total of 500,000 of these common shares were returned to treasury and cancelled. A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation. The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 30 September 2009.

On 15 January 2009, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 484,837 common shares for total cash proceeds of $218,176.

During the year ended 30 September 2009, former directors and officers of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2009 (Note 12).

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Notes 9 and 12).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000. This loan forgiveness has been recorded as contributions to capital (Notes 9 and 12).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2009. There are no current or deferred tax expenses for the year ended 30 September 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the	For the
	year ended	year ended	year ended
	30 September	30 September	30 September
	2009	2008	2007
	$	$	$

Deferred tax asset attributable to:
Current operations	343,577	89,623	21,953
Contributions to capital by related parties	(22,270)	(4,080)	(8,160)
Write-down of mineral property
acquisition costs	(268,709)	-	-
Less: Change in valuation allowance	(52,598)	(85,543)	(13,793)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 September 2009, 2008 and 2007 are as follows:

	As at	As at	As at
	30 September	30 September	30 September
	2009	2008	2007
	$	$	$

Net income tax operating loss carryforward	1,379,625	369,103	105,507

Statutory federal income tax rate	34%	34%	34%
Other reconciling items, net	-22.57%	-5.53%	-15.47%
Effective income tax rate	0%	0%	0%

Deferred tax assets	157,693	105,095	19,552
Less: Valuation allowance	(157,693)	(105,095)	(19,552)

Net deferred tax asset	-	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

As at 30 September 2009, the Company has an unused net operating loss carry-forward balance of approximately $463,804 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2029.

12.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date
of inception on
	5 December	For the	For the	For the
	2003 to 30	year	year	year
	September	ended 30	ended 30	ended 30
	2009	September	September	September
	(Unaudited)	2009	2008	2007
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 10).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 10).

On 30 September 2009, a former directors and officers of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2009 (Note 10).

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Notes 9 and 10).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000. This loan forgiveness has been recorded as contributions to capital (Notes 9 and 10).

During the year ended 30 September 2009, the Company accrued interest of $15,616 related to the convertible debentures (Note 7).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2009

13.	Subsequent Event

Subsequent to the year ended 30 September 2009 to the date the consolidated financial statements were available to be issued on 22 December 2009, the following event occurred:

a.

On 13 November 2009, the Company issued a demand loan to an unrelated party. The loan bears interest at a rate of 10% per annum on any unpaid principle balances, is unsecured, and has no fixed terms of repayment.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).   Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Lawrence Siccia	Director President and Chief Executive Officer	42	March 31, 2009 June 2, 2009

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Lawrence Siccia

Lawrence Siccia was the president, secretary, treasurer and director of Constitution Mining Corp. from May 2001 to November 2007. Since 1995, he has also been a Finance Broker and the Retail Lease Manager for Totem Ford in Vancouver, B.C., Canada. Lawrence Siccia has been in the automobile industry since 1994 and has extensive knowledge of automobiles, parts and the automobile industry in general.

Family Relationships

There are no family relationships, our board of directors solely consists of Lawrence Siccia

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past five years:

1.         any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.         any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.         being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.         being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Lawrence Siccia	N/A	N/A	N/A
John Jardine	1	1	1
Jim MacKenzie	N/A	1	1
David Bond	N/A	1	1
Dennis O’Brien	N/A	1	1
Justin L. Rice	N/A	1	1
Matt Williams	N/A	1	1
Howard Lahti	N/A	1	1
Greg Cowan	N/A 1	1	1

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee; our entire board of directors performs the function of an audit committee. Our board of directors has determined that it does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on December 29, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawrence Siccia (1) President, Chief Executive Officer and Director)	2009 2008	Nil N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jim MacKenzie (2) Former President, Chief Executive Officer and Director	2009 2008	26,000 45,500	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	26,000 45,500
John Jardine (3) Former Chief Financial Officer, Secretary and Treasurer	2009 2008	3,000 24,500	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	3,000 24,500

(1)	On June 2, 2009, Lawrence Siccia was appointed as our president and chief executive officer and on March 31, 2009 he was appointed as a director of our company.

(2)	Jim MacKenzie was appointed president, chief executive officer and director of our company on February 6, 2008 and resigned from all his positions on June 2, 2009.

(3)	John Jardine was appointed chief financial officer, secretary and treasurer of our company on March 7, 2009 and resigned from all his positions on March 31, 2009.

Stock Options/SAR Grants

During the period from inception (December 5, 2003) to September 30, 2009, we did not grant any stock options to our executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended September 30, 2009 or September 30, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2009.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 15, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Lawrence Siccia 164 – 997 Hornby Street Vancouver, BC V6Z 1V3	5,000,000	11.9%
Directors and Executive Officers as a Group	5,000,000	11.9%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 15, 2009. As of December 15, 2009, there were 42,168,837 shares of our company’s common stock issued and outstanding.

Changes in Control

June 2, 2009, Greg Cowan, a former president, chief executive officer, secretary, treasurer and director of our company, transferred 5,000,000 restricted shares of our common stock to Lawrence Siccia, our current president, chief executive officer and director. Lawrence Siccia purchased the shares from personal funds in the amount of $500.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Director Independence

We currently act with one director, consisting of Lawrence Siccia. We have determined that we do not have a director that qualifies as an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.         Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2009 and for fiscal year ended September 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30
	2009 ($)	2008 ($)
Audit Fees	$8,583	$3,512
Audit Related Fees	$7,563	$7,760
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$16,146	$11,272

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by James Stafford, Chartered Accountants for the fiscal years ended September 30, 2009 and 2008.

Audit related Fees. There were $7,563 audit related fees paid to James Stafford, Chartered Accountants for the fiscal year ended September 30, 2009 for services related to the review of the filing of quarterly of financial information and $7,760 for the fiscal year ended September 30, 2008.

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

Our board of directors has considered the nature and amount of fees billed by James Stafford, Chartered Accountants and believe that the provision of services for activities unrelated to the audit is compatible with maintaining James Stafford, Chartered Accountants’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).

10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008.

10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

Exhibit
Number	Description

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference from our Annual Report Form 10-KSB filed on December 29, 2008)

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certifications under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: December 30, 2009	/s/ Lawrence Siccia
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2009	/s/ Lawrence Siccia
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)