Form 10-Q
period 2009-12-31
SILVERSTAR MINING CORP.
filed 2010-02-16
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

Commission File Number  333-140299

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-04256287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

164-997 Hornby Street, Vancouver, BC, Canada V6Z 1V3	V6Z 1V3
(Address of principal executive offices)	(Zip Code)

604-960-0523
(Registrant’s telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   [ ] YES [X] NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company had 42,168,837 shares of $0.001 par value common stock issued and outstanding as of December 31, 2009 and as of the date of the filing of this quarterly report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended December 31, 2009 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2009	As at 30 September 2009 (audited)
	$	$
Assets

Current
Cash and cash equivalents	9,288	1,013

	9,288	1,013

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	10,179	16,501
Convertible debentures (Note 7)	15,994	15,616
Demand loan (Note 8)	30,345	-
Due to related parties (Note 9)	1,000	8,500

	57,518	40,617
Stockholders’ deficiency
Capital stock (Note 10)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2009 – 42,168,837 common shares, par value $0.001
30 September 2009 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,303,852	1,297,852
Deficit, accumulated during the development stage	(1,394,251)	(1,379,625)

	(48,230)	(39,604)

	9,288	1,013

Nature, Basis of Presentation and Continuance of Operations (Note 1) and Subsequent Event (Note 14)

On behalf of the Board:

“Lawrence Siccia”  Director
Lawrence Siccia

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008
	$	$	$

Expenses
Bank charges and interest (Notes 7, 8 and 13)	19,381	1,703	379
Consulting	138,467	-	53,500
Exploration and development (Note 5)	13,028	-	2,459
Filing fees	15,890	678	2,559
Investor relations	84,992	-	28,100
Legal and accounting (Notes 9 and 10)	160,251	5,746	20,385
Licences and permits	3,415	-	-
Management fees (Notes 10 and 13)	71,500	4,500	-
Rent (Notes 10 and 13)	28,200	1,500	43
Transfer agent fees	17,647	825	2,400
Travel, entertainment and office (recovery)	23,184	(326)	1,408
Write-down of mineral property acquisition costs (Note 5)	811,696	-	4,142
Write-down of website development costs (Note 4)	6,600	-	-

Net loss for the period	(1,394,251)	(14,626)	(115,375)

Basic and diluted loss per common share		(0.0003)	(0.0025)

Weighted average number of common shares used in per share calculations		42,168,837	44,791,609

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(1,394,251)	(14,626)	(115,375)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 7 and 8)	16,339	723	-
Contributions to capital by related parties (Notes 10 and 13)	131,500	6,000	-
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	10,179	(6,322)	-
Increase (decrease) in due to related parties	1,000	(7,500)	14,393

	(416,937)	(21,725)	(100,982)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(21,375)	-	-
Website development costs (Note 4)	(6,600)	-	-

	(168,196)	-	-
Cash flows from financing activities
Convertible debenture	15,000	-	-
Demand loan	30,000	30,000	-
Share subscriptions received in advance	-	-	(204,000)
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	550,677	-	237,500
Common shares redeemed (Note 11)	(1)	-	-

	594,421	30,000	33,500

Increase (decrease) in cash and cash equivalents	9,288	8,275	(67,482)

Cash and cash equivalents, beginning of period	-	1,013	89,819

Cash and cash equivalents, end of period	9,288	9,288	22,337

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscription received in advance / Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per share) (Note 11)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 11)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 11)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033 per share) (Note 11)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance (Note 11)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.15 per share) (Notes 3, 11 and 13)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 11)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 11)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 7)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	6,000	-	6,000
Net loss for the period	-	-	-	(14,626)	(14,626)

Balance at 31 December 2009	42,168,837	42,169	1,303,852	(1,394,251)	(48,230)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises (“GAAP”), and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 31 December 2009 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $14,626 (2008 - $115,375, cumulative - $1,394,251) and has working capital deficit of $48,230 at 31 December 2009 (30 September 2009 - $39,604).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2010.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2009, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

1.	Significant Accounting Policies

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
31 December 2009

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable, convertible debentures, demand loans and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
31 December 2009

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2009.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Changes in accounting policy

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  The guidance provided in this update is effective 1 October 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

Recent accounting pronouncements

From June 2009 to October 2009, the FASB issued various other updates, ASU No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities.  These updates have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”.  SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale acconting.  SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative.  This statement is effective 1 October 2010.  The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board.  Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012.   The Company is currently assessing the potential impact of IFRS on its interim consolidated financial statements and will continue to follow the proposed roadmap for future developments.

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

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 5 and 11). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008.  The acquisition of Silverdale expanded the Company’s business of acquiring and exploring mineral properties.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

Assets purchased:

$

Cash and cash equivalents	1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	791,860

4.	Website Development Costs

		Accumulated amortization / Impairment	Net Book Value
	Cost		31 December 2009	30 September 2009 (audited)
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

During the three month period ended 31 December 2009, the Company incurred website development costs of $Nil (2008 - $Nil).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the three month periods ended 31 December 2009 and 2008.

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

		Payments $	Shares	Exploration expenditures $
Upon execution of agreement	(paid)	50,000	100,000	100,000
On or before 14 September 2009		100,000	150,000	200,000
On or before 14 September 2010		350,000	250,000	300,000
On or before 14 September 2011		500,000	500,000	400,000

Total		1,000,000	1,000,000	1,000,000

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs $106,400 related to the Pinehurst Properties.

The Company had no expenditures related to the Pinehurst Properties for the three month periods ended 31 December 2009 and 2008.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

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

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs $532,100 related to the Silver Strand Properties.

The Company had no expenditures related to the Silver Strand Properties for the three month periods ended 31 December 2009 and 2008.

Cobalt Canyon Gold Project

On 8 September 2008, the Company entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada. The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project included numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project included 22 unpatented federal lode claims (approximately 363 acres) and an option to acquire 59 acres in three patented mining claims.  During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs $26,600 related to the Cobalt Canyon Gold Project.

Expenditures related to the Cobalt Canyon Gold Project for the three month period ended 31 December 2009 consist of staking and line cutting of $Nil (2008 - $2,458).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

7.	Convertible Debentures

Balance at 31 December 2009	Balance at 30 September 2009 (audited)
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the three month period ended 31 December 2009, the Company accrued interest expense of $378 (31 December 2008 – $Nil) (Note 13). The balance as at 31 December 2009 consists of principal of $15,000 (30 September 2009 – $15,000) and accrued interest of $994 (30 September 2009 – $616), respectively.
15,994	15,616

8.	Demand Loan

Balance at 31 December 2009	Balance at 30 September 2009 (audited)
$	$

A demand loan issued to a unrelated party bearing interest at a rate of 10% per annum on any unpaid principle and interest balances, secured by the general credit of the Company, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty.  During the three month period ended 31 December 2009, the Company accrued interest expense of $345 (31 December 2008 – $Nil) (Note 13). The balance as at 31 December 2009 consists of principal $30,000 (30 September 2009 – $Nil) and accrued interest of $345 (30 September 2009 – $Nil), respectively.
30,345	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

10.	Related Party Transactions

During the three month period ended 31 December 2009, the Company paid or accrued $4,500 to a Company related to the Company by way of a shareholder in common for accounting services (2008 - $7,500).

During the three month period ended 31 December 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (2008 - $Nil) and rent in the amount of $1,500 (2008 - $Nil) (Note 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 42,168,837 common shares with a par value of $0.001 per common share.

On 3 December 2003, a total of 3 common shares of the Company were issued for cash proceeds of $1.

On 1 January 2006, a total of 30,000,000 common shares were issued to an officer and director of the Company for cash proceeds of $10,000.

On 1 January 2006, a total of 3 common shares of the Company were redeemed for proceeds of $1.  These common shares were cancelled on the same date.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 13).

On 24 July 2008, the Company issued 1,000,000 common shares related to a public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 31 December 2009.

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 13).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500.  On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 31 December 2009.

On 15 January 2009, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 484,837 common shares for total cash proceeds of $218,176.

During the year ended 30 September 2009, former directors and officers of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 13).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000.  This loan forgiveness has been recorded as contributions to capital (Note 13).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2009.  There are no current or deferred tax expenses for the period ended 31 December 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008
	$	$

Deferred tax asset attributable to:
Current operations	4,973	39,228
Contributions to capital by related parties	2,040	-
Less: Change in valuation allowance	(2,933)	(39,228)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 December 2009 and 30 September 2009 are as follows:

	As at 31 December 2009	As at 30 September 2009 (audited)
	$	$

Income tax operating loss carryforward	1,394,251	1,379,625

Statutory federal income tax rate	34%	34%
Contributed rent and services	-22.48%	-22.57%
Effective income tax rate	0%	0%

Deferred tax assets	160,626	157,693
Less: Valuation allowance	(160,626)	(157,693)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2009, the Company has an unused net operating loss carry-forward balance of approximately $472,430 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2009

13.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 31 December 2009	For the three month period ended 31 December 2009	For the three month period ended 31 December 2008
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 11).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 11).

On 30 September 2009, a former directors and officers of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 11).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000.  This loan forgiveness has been recorded as contributions to capital (Note 11).

During the three month period ended 31 December 2009, the Company accrued interest of $723 related to the convertible debentures and a demand loan (Notes 7 and 8).

During the three month period ended 31 December 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (2008 - $Nil) and rent in the amount of $1,500 (2008 - $Nil) (Note 10).

14.	Subsequent Event

There are no subsequent events from the period from the three month period ended 31 December 2009 to the date the consolidated financial statements are available to be issued on 12 February 2010.

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

In February 2006, we acquired the Rose Prospect Lode Mining Claim in Clark County Nevada and in June 2006, we staked the Rose Prospect II Lode Mining Claim adjacent to the west of the Rose Lode Claim to cover other indicated mineralized zones observed in that area. From February 2006, we have been a development stage company engaged in the exploration of mineral properties.

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

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

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

Our current focus is to raise funds to conduct exploration activities on our Rose Lode Claim.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended December 31, 2009 as compared to the Three Months Ended December 31, 2008

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended December 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended December 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended December 31, 2009		Three Month Period Ended December 31, 2008		Change Between Three Month Periods Ended December 31, 2009 and December 31, 2008
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$1,703		$379		$1,324
Consulting	$	Nil		$53,500		$(53,500)
Exploration and development	$	Nil		$2,459		$(2,459)
Filing fees		$678		$2,559		$(1,881)
Investor relations	$	Nil		$28,100		$(28,100)
Legal and accounting		$5,746		$20,385		$(14,639)
Management fees		$4,500	$	Nil		$4,500
Rent		$1,500		$43		$1,457
Transfer agent		$825		$2,400		$(1,575)
Travel and entertainment (recovery)		$(326)		$1,408		$(1,734)
Write-down of mineral property acquisition costs	$	Nil		$4,142		$(4,142)
Net loss		$(14,626)		$(115,375)		$100,749
Basic and diluted loss per share		$(0.0003)		$(0.0025)		$(0.0024)

Liquidity and Financial Condition

Working Capital

	Three Month Period Ended December 31, 2009 ($)	Year Ended September 30, 2009 ($)	Change between December 31, 2009 and September 30, 2009 ($)
Current Assets	9,288	1,013	8,275
Current Liabilities	57,518	40,617	16,901
Working Capital/(Deficit)	(48,230)	(39,604)	(8,626)

Cash Flows

			Change
			between
			Three Month
			Periods Ended
	Three Month	Three Month	December 31, 2009
	Period Ended	Period Ended	and December 31,
	December 31, 2009	December 31, 2008	2008
	($)	($)	($)
Cash Flows used in Operating Activities	(21,725)	(100,982)	79,257
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows provided by Financing Activities	30,000	33,500	(3,500)
Increase (decrease) in Cash and Cash Equivalents During Period	8,275	(67,482)	(75,757)

As of December 31, 2009, our total assets were $9,288 and our total liabilities were $57,518. Our financial statements report a net loss of $14,626 for the three months ended December 31, 2009 as compared to a net loss of $115,375 for the three months ended December 31, 2008. We have had a net loss of $1,394,251 for the period from December 5, 2003 (inception) to December 31, 2009.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

As of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our annual report on Form 10-K for the fiscal year ended September 30, 2009, filed on January 4, 2010. You should carefully consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report.

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).

10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

(14)	Code of Ethics

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31) *	Section 302 Certifications

(32) *	Section 906 Certification

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: February 15, 2010
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)