Form 10-Q
period 2010-03-31
SILVERSTAR MINING CORP.
filed 2010-05-17
CIK 1385329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company had 42,168,837 shares of $0.001 par value common stock issued and outstanding as of March 31, 2010 and as of the date of the filing of this quarterly report.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2010 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2010	As at 30 September 2009 (audited)
	$	$
Assets

Current
Cash and cash equivalents	111	1,013

	111	1,013

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	12,039	16,501
Convertible debentures (Note 7)	16,365	15,616
Shareholder demand loan (Note 8)	31,085	-
Due to related parties (Note 9)	7,500	8,500

	66,989	40,617
Stockholders’ equity
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2010 – 42,168,837 common shares, par value $0.001
30 September 2009 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,309,852	1,297,852
Deficit, accumulated during the development stage	(1,418,899)	(1,379,625)

	(66,878)	(39,604)

	111	1,013

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitment (Note 14)  and Subsequent Event (Note 15)

On behalf of the Board:

“Lawrence Siccia”  Director
Lawrence Siccia

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of incorporation on 5 December 2003 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the six month period ended 31 March 2010	For the six month period ended 31 March 2009
	$	$	$	$	$

Expenses
Bank charges and interest (Notes 7, 8 and 13)	20,628	1,247	138	2,950	517
Consulting	138,467	-	3,500	-	57,000
Exploration and development (recovery) (Note 5)	12,428	(600)	-	(600)	2,459
Filing fees	17,140	1,250	2,302	1,928	4,861
Investor relations	84,992	-	10,000	-	38,100
Legal and accounting (Note 10)	173,455	13,204	11,778	18,950	32,163
Licences and permits	3,415	-	-	-	-
Management fees (Notes 10 and 13)	76,000	4,500	13,000	9,000	13,000
Rent (Notes 10 and 13)	29,700	1,500	1,500	3,000	3,900
Transfer agent fees	18,329	682	1,687	1,507	3,095
Travel, entertainment and office	26,049	2,865	362	2,539	4,547
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-
Recovery of expenses	-	-	(20,900)	-	(20,900)

Net loss for the period	(1,418,899)	(24,648)	(23,367)	(39,274)	(138,742)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.003)

Weighted average number of common shares used in per share calculation		42,168,837	44,939,816	42,168,837	44,864,898

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 March 2010	For the three month period ended 31 March 2010	For the three month period ended 31 March 2009	For the six month period ended 31 March 2010	For the six month period ended 31 March 2009
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,418,899)	(24,648)	(23,367)	(39,274)	(138,742)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 7 and 8)	17,450	1,111	-	1,834	-
Contributions to capital by related parties (Notes 10 and 13)	137,500	6,000	53,500	12,000	53,500
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	12,039	1,860	(51,435)	(4,462)	(37,042)
Increase (decrease) in due to related parties	7,500	6,500	-	(1,000)	-

	(426,114)	(9,177)	(21,302)	(30,902)	(122,284)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-	-	-
Mineral property acquisition costs (Note 5)	(21,375)	-	-	-	-
Website development costs (Note 4)	(6,600)	-	-	-	-

	(168,196)	-	-	-	-
Cash flows from financing activities
Convertible debenture (Note 7)	15,000	-	-	-	-
Shareholder demand loan (Note 8)	30,000	-	-	30,000	-
Share subscriptions received in advance (Note 11)	-	-	(218,176)	-	(422,176)
Share issue costs	(1,255)	-	-	-	-
Common shares issued for cash (Note 11)	550,677	-	218,176	-	455,676
Common shares redeemed (Note 11)	(1)	-	-	-	-

	594,421	-	-	30,000	33,500
Increase (decrease) in cash and cash equivalents	111	(9,177)	(21,302)	(902)	(88,784)
Cash and cash equivalents, beginning of period	-	9,288	22,237	1,013	89,819

Cash and cash equivalents, end of period	111	111	1,035	111	1,035

Supplemental Disclosures with Respect to Cash Flows (Note 13)
The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscription received in advance / Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$
Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per share) (Note 11)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 11)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 11)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033 per share) (Note 11)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses	-	-	12,000	-	12,000
Share subscriptions received in advance (Note 11)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.15 per share) (Notes 3, 5 and 11)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expense	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 11)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 11)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	12,000	-	12,000
Net loss for the year	-	-	-	(39,274)	(39,274)

Balance at 31 March 2010	42,168,837	42,169	1,309,852	(1,418,899)	(66,878)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

Theses consolidated financial statements as at 31 March 2010 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $39,274 (2009 - $138,742, cumulative - $1,418,899) and has working capital deficit of $66,878 at 31 March 2010 (30 September 2009 - $39,604).

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

At 31 March 2010, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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
31 March 2010

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, convertible debentures and demand loan approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
31 March 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2010.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 will not have a material impact on the Company’s consolidated financial statements.
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
31 March 2010

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

 $
Assets purchased:
Cash and cash equivalents                              1,539
Mineral property interests                                                                            790,321

Total assets acquired                                                                                    791,860

Purchase price                                                                                                                791,860

4.	Website Development Costs

		Accumulated amortization / Impairment	Net Book Value
	Cost		31 March 2010	30 September 2009 (audited)
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

During the six months ended 31 March 2010, the Company incurred website development costs of $Nil (2009 - $Nil).

During the year ended 30 September 2009, the Company recorded a provision for write down of website development costs of $6,600 (2008 - $Nil, 2007 - $Nil, cumulative - $6,600).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the six months ended 31 March 2010 were $Nil (2009 - $Nil, 2008 - $Nil).

During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim.

Pinehurst Properties

During the year ended 30 September 2007, the Company entered into a mineral property option agreement, through its wholly-owned subsidiary, to acquire an undivided 100% right, title and interest in eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims (the “Pinehurst Properties”) located near Pinehurst, Shoshone County, Idaho.  The mineral property option agreement calls for cash payments of $1,000,000 ($50,000 paid), the issuance of 1,000,000 restricted common shares of the Company and the completion of exploration expenditures of $1,000,000 on the claims by 2011.

Expenditures related to the Pinehurst Properties for the six months ended 31 March 2010 were $Nil (2009 - $Nil, 2008 - $Nil).

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs $106,400 related to the Pinehurst Properties.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

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

Expenditures related to the Silver Strand Properties for the six months ended 31 March 2010 consist of acquisition costs of $Nil (2009 - $Nil, 2008 - $Nil).

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

Expenditures related to the Cobalt Canyon Gold Project for the six months ended 31 March 2010 were $Nil (2009 - $Nil, 2008 - $2,458).

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

7.	Convertible Debentures

Balance at 31 March 2010	Balance at 30 September 2009 (audited)
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During six months ended 31 March 2010, the Company accrued interest expense of $749 (31 March 2009– $Nil). The balance as at 31 March 2010 consists of principal of $15,000 (30 September 2009 – $15,000) and accrued interest of $1,365 (30 September 2009 – $616), respectively. The Company recorded a $15,000 interest expense in relation to amortization of debt discount in the year ended 30 September 2009.
16,365	15,616

8.	Shareholder Demand Loan

Balance at 31 March 2010	Balance at 30 September 2009 (audited)
$	$

A demand loan issued to a unrelated party bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty.  In addition, the Company will issue 250,000 common shares in the Company when the load is repaid (Note 14). During the six months ended 31 March 2010, the Company accrued interest expense of $1,085 (31 March 2010 – $Nil) (Note 13). The balance as at 31 March 2010 consists of principal $30,000 (30 September 2009 – $30,000) and accrued interest of $1,085 (30 September 2009 – $Nil), respectively.
31,085	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

9.	Due to Related Parties

    Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

10.	Related Party Transactions

During the six month period ended 31 March 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2009 - $13,000) and rent in the amount of $3,000 (2009 - $1,500) (Note 13).

During the six month period ended 31 March 2010, the Company paid or accrued $11,000 to a Company related to the Company by way of a shareholder in common for accounting services (2009 - $15,000).

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
31 March 2010

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

On 24 July 2008, the Company issued 1,000,000 common shares related to a public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common  shares reported as issued and outstanding at 31 March 2010.

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 13).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500.  On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 31 March 2010.

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
31 March 2010

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2010.  There are no current or deferred tax expenses for the six month period ended 31 March 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 March 2010	For the six month period ended 31 March 2009
	$	$

Deferred tax asset attributable to:
Current operations	13,353	47,172
Contributions to capital by related parties	(4,080)	(4,930)
Forgiveness of related party payable	-	(13,260)
Less: Change in valuation allowance	(9,273)	(28,982)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 31 March 2010 and 30 September 2009 are as follows:

	As at 31 March 2010	As at 30 September 2009 (audited)
	$	$

Income tax operating loss carryforward	1,418,899	1,379,625

Statutory federal income tax rate	34%	34%
Contributed rent and services	-22.23%	-22.57%
Effective income tax rate	0%	0%

Deferred tax assets	166,966	157,693
Less: Valuation allowance	(166,966)	(157,693)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 31 March 2010, the Company has an unused net operating loss carry-forward balance of approximately $491,078 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2010

13.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 31 March 2010	For the six month period ended 31 March 2010	For the six month period ended 31 March 2009
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

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

During the six months ended 31 March 2010, the Company accrued interest of $1,834 (2009 - $Nil) related to the convertible debentures and a demand loan (Notes 7 and 8).

During the six months ended 31 March 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2009 - $13,000) and rent in the amount of $3,000 (2009 - $1,500) (Note 10).

14.	Commitment

    The Company is committed to issue 250,000 common shares of the Company when the shareholder demand loan in the amount of $31,085 as at 31 March 2010 is repaid (Note 8).

15.	Subsequent Event

    There are no subsequent events from the period from the six month period ended 31 March 2010 to the date the consolidated financial statements are available to be issued on 14 May 2010.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during our fiscal year ending September 30, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations

Comparative Analysis of Results of Operations for the Three Months Ended March 31, 2010 as compared to the Three Months Ended March 31, 2009:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended March 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended March 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended March 31, 2010	Three Month Period Ended March 31, 2009	Change Between Three Month Periods Ended March 31, 2010 and March 31, 2009
Revenue	$0	$0	$0
Bank charges and interest	$1,247	$138	$1,109
Consulting	$0	$3,500	$(3,500)
Exploration and development	$(600)	$0	$(600)
Filing fees	$1,250	$2,302	$(1,052)
Investor relations	$0	$10,000	$(10,000)
Legal and accounting	$13,204	$11,778	$1,426
Management fees	$4,500	$13,000	$(8,500)
Rent	$1,500	$1,500	$0
Transfer agent	$682	$1,687	$(1,005)
Travel, entertainment and office	$2,865	$362	$(2,503)
Recovery of expenses	$0	$(20,900)	$20,900
Net loss	$(24,648)	$(23,367)	$(1,281)
Basic and diluted loss per share	$(0.001)	$(0.001)	$(0.000)

Comparative Analysis of Results of Operations for the Six Months Ended March 31, 2010 as compared to the Six Months Ended March 31, 2009:

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six month periods ended March 31, 2009 and 2008.

Our operating results for the six month periods ended March 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Month Period Ended March 31, 2010	Six Month Period Ended March 31, 2009	Change Between SixMonth Periods Ended March 31, 2010 and March 31, 2009
Revenue	$0	$0	$0
Bank charges and interest	$2,950	$517	$2,433
Consulting	$0	$57,000	$(57,000)
Exploration and development	$(600)	$2,459	$(3,059)
Filing fees	$1,928	$4,861	$(2,933)
Investor relations	$0	$38,100	$(38,100)
Legal and accounting	$18,950	$32,163	$(13,213)
Management fees	$9,000	$13,000	$(4,000)
Rent	$3,000	$3,900	$(900)
Transfer agent	$1,507	$3,095	$(1,588)
Travel, entertainment and office	$2,539	$4,547	$(2,008)
Recovery of expenses	$0	$(20,900)	$0
Net loss	$(39,274)	$(138,742)	$(99,468)
Basic and diluted loss per share	$(0.001)	$(0.003)	$0.002

Liquidity and Financial Condition

Working Capital:

	As at March 31, 2010 ($)	Year Ended September 30, 2009 ($)	Change between March 31, 2010 and September 30, 2009 ($)
Current Assets	111	1,013	(902)
Current Liabilities	66,989	40,617	26,372
Working Capital/(Deficit)	(66,878)	(39,604)	(8,626)

Cash Flows:

			Changes between
			Three Month
			Periods Ended
	Three Month	Three Month	March 31, 2010
	Period Ended	Period Ended	and March 31,
	March 31, 2010	March 31, 2009	2009
	($)	($)	($)

Cash Flows used in Operating Activities	(9,177)	(21,302)	12,125
Cash Flows provided by/(used in) Investing Activities	0	0	0
Cash Flows provided by Financing Activities	0	0	0
Increase (decrease) in Cash and Cash Equivalents During Period	(9,177)	(21,302)	12,125
Cash and cash equivalents, end of period	111	1,035	(924)

As of March 31, 2010, our total assets were $111 and our total liabilities were $66,989. Our financial statements report a net loss of $24,648 for the three months ended March 31, 2010, as compared to a net loss of $23,367 for the three months ended March 31, 2009. We have had total net losses of $1,418,899 for the period from December 5, 2003 (inception) to March 31, 2010.

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

Item 4T. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and our Principal Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. At the end of the period covered by this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three and six months ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

3.2	By-laws (incorporated by reference from our Registration Statement on Form SB-2 filed on January 30, 2007).

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).

10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).

10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).

(14)	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).

(21)	Subsidiaries of the Registrant

21.1	Silverdale Mining Corp.

(31) *	Section 302 Certification

(32) *	Section 906 Certification

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: May 15, 2010
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)