Form 10-Q
period 2010-06-30
SILVERSTAR MINING CORP.
filed 2010-09-15
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Our company had 42,168,837 common shares issued and outstanding as of September 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2010 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 30
	As at	September
	30 June	2009
	2010	(Audited)
	$	$
Assets

Current
Cash and cash equivalents	1,997	1,013

	1,997	1,013

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	16,399	16,501
Convertible debentures (Note 7)	16,740	15,616
Shareholder’s demand loans (Note 8)	34,365	-
Due to related parties (Note 9)	15,000	8,500

	82,504	40,617
Stockholders’ deficiency
Capital stock (Note 11)
Authorized 225,000,000 common shares, par value $0.001
Issued and outstanding 30 June 2010 – 42,168,837 common shares, par value $0.001 30 September 2009 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,315,852	1,297,852
Deficit, accumulated during the development stage	(1,438,528)	(1,379,625)

	(80,507)	(39,604)

	1,997	1,013

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitment (Note 14) and Subsequent Event (Note 15)

“Lawrence Siccia”	Director
Lawrence Siccia

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of	For the	For the
	incorporation	three	three	For the	For the
	on 5 December	month	month	nine month	nine month
	2003 to	period	period	period	period
	30 June	ended 30	ended 30	ended 30	ended 30
	2010	June 2010	June 2009	June 2010	June 2009
	$	$	$	$	$

Expenses
Bank charges and interest (Notes 7, 8 and 13)	21,939	1,311	201	4,261	719
Consulting	138,467	-	-	-	57,000
Exploration and development (recovery) (Note 5)	12,428	-	-	(600)	2,458
Filing fees	17,140	-	1,047	1,928	5,808
Investor relations	84,992	-	-	-	38,100
Legal and accounting (Note 10)	184,598	11,143	9,924	30,093	42,087
Licences and permits	3,415	-	-	-	-
Management fees (Notes 10 and 13)	80,500	4,500	4,500	13,500	17,500
Rent (Notes 10 and 13)	31,200	1,500	(726)	4,500	(221)
Transfer agent fees	19,504	1,175	2,300	2,682	6,200
Travel, entertainment and office	26,049	-	1,207	2,539	4,302
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	4,142
Write-down of website development costs (Note 4)	6,600	-	29,021	-	29,021
Recovery of expenses	-	-	-	-	(20,900)

Net loss for the period	(1,438,528)	(19,629)	(47,474)	(58,903)	(186,216)

Basic and diluted loss per common share		(0.000)	(0.001)	(0.001)	(0.004)

Weighted average number of common shares used in per share calculation		42,168,837	42,850,705	42,168,837	44,193,499

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the	For the nine	For the
	the date of	three month	three month	month	nine month
	inception on	period	period	period	period
	5 December	ended 30	ended 30	ended 30	ended 30
	2003 to 30	June	June	June	June
	June 2010	2010	2009	2010	2009
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,438,528)	(19,629)	(47,474)	(58,903)	(186,216)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 7 and 8)	18,605	1,155	6,000	2,989	59,500
Contributions to capital by related parties (Notes 10 and 13)	143,500	6,000	-	18,000	-
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	16,399	4,360	800	(102)	800
Increase (decrease) in due to related parties	15,000	7,500	(3,042)	6,500	(40,084)

	(426,728)	(614)	(43,716)	(31,516)	(166,000)
Cash flows from (used in) investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-	-	-
Mineral property acquisition costs (Note 5)	(21,375)	-	-	-	-
Website development costs (Note 4)	(6,600)	-	29,021	-	29,021

	(168,196)	-	29,021	-	29,021
Cash flows from financing activities
Convertible debenture (Note 7)	15,000	-	-	-	-
Shareholder’s demand loans (Note 8)	32,500	2,500	-	32,500	-
Share subscriptions received in advance (Note 11)	-	-	15,000	-	15,000
Share issue costs	(1,255)	-	-	-	(422,176)
Common shares issued for cash (Note 11)	550,677	-	-	-	-
Common shares redeemed (Note 11)	(1)	-	-	-	455,676

	596,921	2,500	15,000	32,500	48,500
Increase (decrease) in cash and cash equivalents	1,997	1,886	305	984	(88,479)

Cash and cash equivalents, beginning of period	-	111	1,035	1,013	89,819

Cash and cash equivalents, end of period	1,997	1,997	1,340	1,997	1,340

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

			Share
			subscription	Deficit,
			received in	accumulated
	Number of		advance /	during the	Stockholders’
	shares		Additional	development	equity
	issued	Capital stock	paid in capital	stage	(deficiency)
		$	$	$	$
Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per share) (Note 11)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 11)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 11)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033 per share) (Note 11)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses	-	-	12,000	-	12,000
Share subscriptions received in advance (Note 11)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.15 per share) (Notes 3, 5 and 11)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

			Share
			subscriptions
			received in	Deficit,
			advance /	accumulated
	Number of		Additional	during the	Stockholders’
	shares		paid-in	development	equity
	issued	Capital stock	capital	stage	(deficiency)
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expense	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 11)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 11)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	18,000	-	18,000
Net loss for the period	-	-	-	(58,903)	(58,903)

Balance at 30 June 2010	42,168,837	42,169	1,315,852	(1,438,528)	(80,507)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

Theses consolidated financial statements as at 30 June 2010 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $58,903 (2009 - $186,216, cumulative - $1,438,528) and has working capital deficit of $80,507 at 30 June 2010 (30 September 2009 - $39,604).

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

At 30 June 2010, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

Mineral property costs

The Company is primarily engaged in the acquisition and exploration of mining properties.

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
30 June 2010

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

Financial instruments

The carrying value of cash and cash equivalents, accounts payable, convertible debentures, Shareholder’s demand loans and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
30 June 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2010.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Changes in accounting policy

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU No. 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-2 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-2 was effective for the Company starting 1 January 2010. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 was effective 1 January 2010. The adoption of SFAS No. 167 did not have a material impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement was effective 1 January 2010. The adoption of SFAS No. 166 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Acquisition

In accordance with ASC 805, “Business Combinations”, acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price consideration, including certain acquisition and closing costs, exceeds the fair value of the net identifiable assets acquired at the date of the acquisition.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

The purchase price allocation has been determined as follows:

$
Assets purchased:
Cash and cash equivalents	1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	791,860

4.	Website Development Costs

			Net Book Value
				30
		Accumulated		September
		amortization /	30 June	2009
	Cost	Impairment	2010	(Audited)
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

During the nine month period ended 30 June 2010, the Company incurred website development costs of $Nil (2009 - $Nil).

During the year ended 30 September 2009, the Company recorded a provision for write down of website development costs of $6,600 (2008 - $Nil).

5.	Mineral Property Costs

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

Expenditures related to the Rose Prospect Lode Mining Claim property for the nine month period ended 30 June 2010 were $Nil (2009 - $Nil).

During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim.

Pinehurst Properties

During the year ended 30 September 2007, the Company entered into a mineral property option agreement, through its wholly-owned subsidiary, to acquire an undivided 100% right, title and interest in eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims (the “Pinehurst Properties”) located near Pinehurst, Shoshone County, Idaho. The mineral property option agreement called for cash payments of $1,000,000 ($50,000 paid), the issuance of 1,000,000 restricted common shares of the Company and the completion of exploration expenditures of $1,000,000 on the claims by 2011.

Expenditures related to the Pinehurst Properties for the nine month period ended 30 June 2010 were $Nil (2009 - $Nil).

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs of $106,400 related to the Pinehurst Properties.

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

Expenditures related to the Silver Strand Properties for the nine month period ended 30 June 2010 consist of acquisition costs of $Nil (2009 - $Nil).

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs of $532,100 related to the Silver Strand Properties.

Cobalt Canyon Gold Project

On 8 September 2008, the Company entered into a letter of intent with Gold Canyon Properties, LLP to examine and possibly acquire 100% of the Cobalt Canyon Gold Project located in Lincoln County, Nevada.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

The Cobalt Canyon properties are located in the Chief Mining District of southeastern Nevada. The project included numerous small underground mines within the Chief District situated just north of Caliente, Nevada. The project included 22 unpatented federal lode claims (approximately 363 acres) and an option to acquire 59 acres in three patented mining claims.

Expenditures related to the Cobalt Canyon Gold Project for the nine month period ended 30 June 2010 were $Nil (2009 - $Nil).

During the year ended 30 September 2009, the Company recorded a write-down of its deferred mineral property costs $26,600 related to the Cobalt Gold Project.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures

Balance at	Balance at
30 June	30 September
2010	2009 (Audited)
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2010, the Company accrued interest expense of $1,124 (30 June 2009 - $Nil). The balance as at 30 June 2010 consists of principal of $15,000 (30 September 2009 - $15,000) and accrued interest of $1,740 (30 September 2009 - $616). The Company recorded a $15,000 interest expense in relation to amortization of debt discount in the year ended 30 September 2009.

16,740	15,616

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

8.	Shareholder’s Demand Loans

	Balance at	Balance at
	30 June	30 September
	2010	2009 (Audited)
	$	$

A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250,000 common shares in the Company upon repayment of the loan (Note 14). During the nine month period ended 30 June 2010, the Company accrued interest expense of $1,833 (30 June 2009 – $Nil). The balance as at 30 June 2010 consists of principal of $30,000 (30 September 2009 – $Nil) and accrued interest of $1,833 (30 September 2009 – $Nil).

	31,833	-

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2010, the Company accrued interest expense of $32 (30 June 2009 – $Nil). The balance as at 30 June 2010 consists of principal of $2,500 (30 September 2009 – $Nil) and accrued interest of $32 (30 September 2009 – $Nil).	2,532	-

	34,365	-

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

10.	Related Party Transactions

During the nine month period ended 30 June 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2009 - $17,500, cumulative - $80,500) and rent in the amount of $4,500 (2009 - $3,000, cumulative - $24,000) (Note 13).

During the nine month period ended 30 June 2010, the Company paid or accrued $18,500 to a Company related to the Company by way of a shareholder in common for accounting services (2009 - $21,000, cumulative - $92,446).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

On 24 July 2008, the Company issued 1,000,000 common shares related to a public offering of securities in error. A total of 500,000 of these common shares were returned to treasury and cancelled. A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation. The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 30 June 2010.

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil. These shares were cancelled during the year ended 30 September 2008 (Note 13).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500. On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error. A total of 500,000 of these common shares were returned to treasury and cancelled. A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation. The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 30 June 2010.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

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

The Company has losses carried forward for income tax purposes to 30 June 2010. There are no current or deferred tax expenses for the nine month period ended 30 June 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine	For the nine
	month period	month period
	ended 30 June	ended 30 June
	2010	2009
	$	$

Deferred tax asset attributable to:
Current operations	20,027	63,313
Contributions to capital by related parties	(6,120)	(6,970)
Forgiveness of related party payable	-	(13,260)
Less: Change in valuation allowance	(13,907)	(43,083)

Net refundable amount	-	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2010

The composition of the Company’s deferred tax assets as at 30 June 2010 and 30 September 2009 are as follows:

	As at 30	As at 30
	June	September
	2010	2009 (Audited)
	$	$

Income tax operating loss carryforward	1,438,528	1,379,625

Statutory federal income tax rate	34%	34%
Contributed rent and services	-22.24	-22.57%
Effective income tax rate	0%	0%

Deferred tax assets	171,600	157,693
Less: Valuation allowance	(171,600)	(157,693)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2010, the Company has an unused net operating loss carry-forward balance of approximately $504,707 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

13.	Supplemental Disclosures with Respect to Cash Flows

For the period
from the date of
	inception on 5	For the nine	For the nine
	December	month period	month period
	2003 to 30 June	ended 30 June	ended 30 June
	2010	2010	2009
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

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
30 June 2010

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000. This loan forgiveness has been recorded as contributions to capital (Note 11).

During the nine month period ended 30 June 2010, the Company accrued interest of $2,989 (2009 - $Nil) related to the convertible debentures and demand loans (Notes 7 and 8).

During the nine month period ended 30 June 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2009 - $17,500, cumulative - $80,500) and rent in the amount of $4,500 (2009 - $3,000, cumulative - $24,000) (Note 10).

14.	Commitment

The Company is committed to issue 250,000 common shares of the Company upon repayment of the shareholder’s demand loan in the amount of $34,365 as at 30 June 2010 is repaid (Note 8).

15.	Subsequent Event

There are no subsequent events from the period from the nine month period ended 30 June 2010 to the date the consolidated financial statements are available to be issued on 10 September 2010.

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

Effective March 4, 2008, we completed a merger with our subsidiary, Silverstar Mining Corp., a Nevada corporation. As a result, we changed our name from “Rose Explorations Inc.” to “Silverstar Mining Corp.” We changed the name of our company to better reflect the direction and business of our company.

In addition, effective March 4, 2008 we effected a three (3) for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

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

On September 30, 2008, we entered into a share cancellation/return to treasury agreement with Greg Cowan, a former director and officer of our company. Pursuant to the agreement, Mr. Cowan agreed to the return and cancellation of 15,000,000 shares of our common stock that were held by him. We did not provide Mr. Cowan with any compensation for such cancellation.

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

To date, we have paid $50,000 but have not completed all the commitments per the agreement. During the year ended 30 September 2009, our company recorded a write-down of its deferred mineral property costs of $106,400 related to the Pinehurst Properties.

Mineral Property Joint Venture Agreement between our Company and New Jersey Mining Company

On March 1, 2008, we entered into a mineral property option agreement with New Jersey Mining Company ("NJMC") to purchase a 50% Joint Venture Interest in mining operations on certain mining property commonly known as the Silver Strand mine, located in Kootenai County, Idaho.

In order to exercise this Joint Venture Agreement we have agreed to pay NJMC $500,000 and agreed to reimburse NJMC $60,000 being 50% of the current reclamation bond held by the U.S. Forest Service. We have also agreed to issue 50,000 shares of our common stock to NJMC. The NJMC will be the operator of the mine and will also mill the ore at its mineral processing plant in Kellogg, Idaho and market saleable products on behalf of the Joint Venture. During the year ended 30 September 2009, our company recorded a write-down of its deferred mineral property costs of $532,100 related to the Silver Strand Properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended June 30, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended June 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2010		Three Month Period Ended June 30, 2009		Change Between Three Month Periods Ended June 30, 2010 and June 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$1,311		$201		$1,110
Filing fees	$	Nil		$1,047		$(1,047)
Legal and accounting		$11,143		$9,924		$1,219
Management fees		$4,500		$4,500	$	Nil
Rent		$1,500		$(726)		$(2,226)
Transfer agent fees		$1,175		$2,300		$(1,125)
Travel, entertainment and office	$	Nil		$1,207		$(1,207)
Write-down of website development costs	$	Nil		$29,021		$(29,021)
Net loss		$(19,629)		$(47,474)		$27,845

Our expenses decreased during the three month period ended June 30, 2010 compared to the same period in 2009 primarily as a result of an overall reduction in activity.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine month periods ended June 30, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month periods ended June 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Nine Month Period Ended June 30, 2010		Nine Month Period Ended June 30, 2009		Change Between Nine Month Periods Ended June 30, 2010 and June 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$4,261		$719		$3,542
Consulting	$	Nil		$57,000		$(57,000)
Exploration and development		$(600)		$2,458		$(3,058)
Filing fees		$1,928		$5,808		$(3,880)
Investor relations	$	Nil		$38,100		$(38,100)
Legal and accounting		$30,093		$42,087		$(11,994)

		Nine Month Period Ended June 30, 2010	Nine Month Period Ended June 30, 2009	Change Between Nine Month Periods Ended June 30, 2010 and June 30, 2009
Management fees		$13,500	$17,500	$(4,000)
Rent		$4,500	$(221)	$4,721
Transfer agent fees		$2,682	$6,200	$(3,518)
Travel, entertainment and office		$2,539	$4,302	$(1,763)
Write-down of mineral property acquisition costs	$	Nil	$4,412	$(4,412)
Write-down of website development costs	$	Nil	$29,021	$(29,021)
Recovery of expenses	$	Nil	$(20,900)	$20,900
Net loss		$58,903	$186,216	$(127,313)

Our expenses decreased during the nine month period ended June 30, 2010 compared to the same period in 2009 primarily as a result of an overall reduction in activity.

Liquidity and Financial Condition

Working Capital

	Nine Month Period Ended June 30, 2010 ($)	Year Ended September 30, 2009 ($)	Change between June 30, 2010 and September 30, 2009 ($)
Current Assets	1,997	1,013	984
Current Liabilities	82,504	40,617	41,887
Working Capital/(Deficit)	(80,507)	(39,604)	(40,903)

Cash Flows

			Change
			between
			Nine month
			Periods Ended
	Nine month	Nine month	June 30, 2010
	Period Ended	Period Ended	and June 30,
	June 30, 2010	June 30, 2009	2009
	($)	($)	($)

Cash Flows used in Operating Activities	(31,516)	(166,000)	134,484
Cash Flows provided by/(used in) Investing Activities	Nil	29,021	(29,021)
Cash Flows provided by Financing Activities	32,500	48,500	(16,000)
Net Decrease in Cash During Period	984	(88,479)	89,463

As of June 30, 2010, our total assets were $1,997 and our total liabilities were $82,504 and we had a working capital deficit of $80,507. Our financial statements report a net loss of $58,903 for the nine months ended June 30, 2010, and a net loss of $1,438,528 for the period from December 5, 2003 (inception) to June 30, 2010.

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

Mineral property costs

Our company is primarily engaged in the acquisition and exploration of mining properties.

Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, our company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and we have been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

As of the date of these consolidated financial statements, our company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs (Note 5).

Although our company has taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Long-lived assets

Long-term assets of our company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Financial instruments

The carrying value of cash and cash equivalents, accounts payable, convertible debentures, Shareholder’s demand loans and due to related parties approximates their fair value because of the short maturity of these instruments. Our company’s operations are in Nevada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Our company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

Our company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and diluted net loss per share

Our company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2010, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

Our company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2010.

Foreign currency translation

Our company’s functional and reporting currency is U.S. dollars. The consolidated financial statements of our company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Our company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Changes in accounting policy

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU No. 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for our company starting 1 January 2010. Our company’s adoption of ASU No. 2010-2 did not have a material impact on our company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-2 was effective for our company starting 1 January 2010. The adoption of the ASU No. 2010-01 did not have a material impact on our company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 October 2009. The adoption of this guidance did not have a material impact on our company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 was effective 1 January 2010. The adoption of SFAS No. 167 did not have a material impact on our company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. This statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement was effective 1 January 2010. The adoption of SFAS No. 166 did not have a material impact on our company’s consolidated financial statements.

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on our company’s consolidated financial statements.

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on our company’s consolidated financial statements.

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-06 is not expected to have a material impact on our company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASC No. 2010-06 is not expected to have a material impact on our company’s consolidated financial statements.

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

As of June 30, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

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

SILVERSTAR MINING CORP.
(Registrant)

Dated: September 14, 2010	/s/ Lawrence Siccia
Lawrence Siccia
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)