Form 10-K
period 2010-09-30
SILVERSTAR MINING CORP.
filed 2011-01-13
CIK 1385329

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

James Stafford
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silverstar Mining Corp.
(A Development Stage Company)

We have audited the consolidated balance sheets of Silverstar Mining Corp. (A Development Stage Company) (the “Company”) as at 30 September 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 September 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 September 2010 and 2009 and the results of its operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 September 2010 in conformity with accounting principles generally accepted in the United States of America.

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

  /s/ James Stafford
Vancouver, Canada Chartered Accountants

24 December 2010, except for Note 15, as to which the date is 7 January 2011

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 September 2010	As at 30 September 2009
	$	$
Assets

Current
Cash and cash equivalents	1,907	1,013

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	20,374	16,501
Convertible debentures (Note 7)	17,118	15,616
Demand loans (Notes 8 and 10)	35,184	-
Due to related parties (Note 9)	22,500	8,500

	95,176	40,617

Stockholders’ deficiency
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2010 – 42,168,837 common shares, par value $0.001
2009 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,321,852	1,297,852
Shares to be issued	7,500	-
Deficit, accumulated during the development stage	(1,464,790)	(1,379,625)

	(93,269)	(39,604)

	1,907	1,013

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitment (Note 14) and Subsequent Event (Note 15)

On behalf of the Board:

“Neil Kleinman”                                           Director
Neil Kleinman

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 30 September 2010 (Unaudited)	For the year ended 30 September 2010	For the year ended 30 September 2009	For the year ended 30 September 2008
	$	$	$	$

Expenses
Bank charges and interest (Notes 7 and 8)	30,812	13,134	16,455	843
Consulting (Note 10)	138,467	-	52,000	78,967
Exploration and development (recovery) (Note 5)	13,028	-	(342)	7,245
Filing fees	17,200	1,988	9,222	4,456
Investor relations (Note 10)	84,992	-	25,600	59,392
Legal and accounting (Note 10)	194,595	40,090	58,533	64,407
Licences and permits	3,415	-	-	2,316
Management fees (Notes 10, 11 and 13)	85,000	18,000	22,000	9,000
Rent (Notes 10, 11 and 13)	32,700	6,000	7,700	7,000
Transfer agent fees	20,254	3,432	5,233	9,060
Travel, entertainment and office	26,049	2,539	2,200	20,910
Foreign exchange gain	(18)	(18)	-	-
Write-down of mineral property acquisition costs (Note 5)	811,696	-	805,321	-
Write-down of website development costs (Note 4)	6,600	-	6,600	-

Net loss for the period	(1,464,790)	(85,165)	(1,010,522)	(263,596)

Basic and diluted loss per common share		(0.002)	(0.023)	(0.005)

Weighted average number of common shares used in per share calculations		42,168,837	43,683,175	56,307,430

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
For the period from the date of inception on 5 December 2003 to 30 September 2010 (Unaudited)		For the year ended 30 September 2010	For the year ended 30 September 2009	For the year ended 30 September 2008
	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,464,790)	(85,165)	(1,010,522)	(263,596)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	17,118	1,502	15,616	-
Accrued interest – demand loan (Notes 8 and 14)	10,184	10,184	-	-
Contributions to capital by related parties (Notes 10, 11 and 13)	149,500	24,000	65,500	12,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	805,321	-
Write-down of website development costs (Note 4)	6,600	-	6,600	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	-	800	(800)
Increase (decrease) in accounts payable and accrued liabilities	20,374	3,873	(1,621)	13,445
Increase (decrease) in due to related parties	22,500	14,000	(19,000)	27,500

	(426,818)	(31,606)	(137,306)	(211,451)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-	(140,221)
Mineral property acquisition costs (Note 5)	(21,375)	-	-	(15,000)
Website development costs (Note 4)	(6,600)	-	-	(6,600)

	(168,196)	-	-	(161,821)
Cash flows from financing activities
Convertible debenture (Note 7)	15,000	-	15,000	-
Demand loan (Note 8)	32,500	32,500	-	-
Share subscriptions received in advance (Note 11)	-	-	(422,176)	422,176
Share issue costs	(1,255)	-	-	(1,255)
Common shares issued for cash (Note 11)	550,677	-	455,676	-
Common shares redeemed (Note 11)	(1)	-	-	-

	596,921	32,500	48,500	420,921

Increase (decrease) in cash and cash equivalents	1,907	894	(88,806)	47,649

Cash and cash equivalents, beginning of period	-	1,013	89,819	42,170

Cash and cash equivalents, end of period	1,907	1,907	1,013	89,819

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
	Number of shares issued	Capital stock	Shares to be issued / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity (deficiency)
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common shares issued for cash ($0.33 per share) (Note 11)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 11)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 11)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($0.003 per share) (Note 11)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.45 per share) (Notes 3, 11 and 13)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Capital stock	Shares to be issued / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 11)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 11)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Notes 7 and 13)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Shares to be issued (Note 11)	-	-	7,500	-	7,500
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,168,837	42,169	1,329,352	(1,464,790)	(93,269)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

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

These consolidated financial statements as at 30 September 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $85,165 for the year ended 30 September 2010 (2009 - $1,010,522, 2008 - $263,596) and has working capital deficit of $93,269 at 30 September 2010 (2009 - $39,604).

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

At 30 September 2010, the Company had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

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

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  At the end of each fiscal quarter, the Company assesses the carrying costs for impairment.  If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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
30 September 2010

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
30 September 2010

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2010.

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

Changes in accounting policies

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU No. 2010-02 addresses implementation issues related to the changes in ownership provisions in the Consolidation - Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-02 did not have a material impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

In January 2010, the FASB issued ASU No. 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for the purposes of ASC Topic 505 and ASC Topic 260. ASU No. 2010-01 was effective for the Company starting 1 January 2010. The adoption of the ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

Recent accounting pronouncements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity with its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 is not expected to have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 11 and 13).  Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expands the Company’s business of acquiring and exploring mineral properties.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

The purchase price allocation has been determined as follows:
 $
Assets purchased:
        Cash and cash equivalents 1,539
Mineral property interests                                                 790,321

Total assets acquired                                                         791,860

Purchase price                                                                                     791,860

4.	Website Development Costs

		Accumulated amortization / Impairment	Net Book Value
	Cost		30 September 2010	30 September 2009
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

During the year ended 30 September 2010, the Company incurred website development costs of $Nil (2009 - $Nil, 2008 - $6,600).

During the year ended 30 September 2010, the Company recorded a provision for write down of website development costs of $Nil (2009 - $6,600, 2008 - $Nil).

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the year ended 30 September 2010 consists of an accrual recovery of expenditures of $Nil (2009 - $600, 2008 - $445).

During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

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

Expenditures related to the Pinehurst Properties for the year ended 30 September 2010 consist of geology and engineering of $Nil (2009 - $Nil, 2008 - $6,800).  During the year ended 30 September 2010, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $Nil (2009 - $3,400, 2008 - $Nil).

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

Expenditures related to the Silver Strand Properties for the year ended 30 September 2010 consist of acquisition costs of $Nil (2009 - $Nil, 2008 - $270,000).

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

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

Expenditures related to the Cobalt Canyon Gold Project for the year ended 30 September 2010 consist of acquisition costs of $Nil (2009 - $2,458, 2008 - $15,000).

The Company wrote off its deferred mineral property costs related to the Gold Canyon Gold Project.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures
Balance at 30 September 2010	Balance at 30 September 2009
$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the year ended 30 September 2010, the Company accrued interest expense of $1,502 (2009 – $15,616, of which $15,000 is related to amortization of debt discount, 2008 - $Nil) (Note 13). The balance as at 30 September 2010 consists of principal and accrued interest of $15,000 (2009 – $15,000) and $2,118 (2009 – $616), respectively.
17,118	15,616

8.	Demand Loans
Balance at 30 September 2010	Balance at 30 September 2009
$	$
During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party bearing interest at a rate of 10% per annum on any unpaid principle balances.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250,000 common shares in the Company upon repayment of the loan (Notes 11 and 14). During the year ended 30 September 2010, the Company accrued interest expense of $10,089 (2009 – $Nil, 2008 - $Nil), of which $7,500 is related to the value of 250,000 common shares to be issued (Note 13). The balance as at 30 September 2010 consists of principal of $30,000 (2009 – $Nil) and accrued interest of $2,589 (2009 – $Nil).
32,589	-

During the year ended 30 September 2010, the Company accepted a demand loan in the amount of $2,500 from a shareholder, director and officer of the Company bearing interest at a rate of 10% per annum on any unpaid principal balance.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2010, the Company accrued interest expense of $95 (2009 – $Nil, 2008 - $Nil) (Note 13). The balance as at 30 September 2010 consists of principal of $2,500 (2009 – $Nil) and accrued interest of $95 (2009 – $Nil) (Note 10).
2,595	-
35,184	-

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

Amounts due to related parties include an amount payable to a company controlled by a shareholder of the Company for accounting services in the amount of $22,500 (2009 - $8,500).  The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

10.	Related Party Transactions

During the year ended 30 September 2010, the Company paid or accrued $Nil (2009 - $26,000, 2008 - $45,500) to a former director and officer of the Company for management services.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

During the year ended 30 September 2010, the Company paid or accrued $Nil (2009 - $17,500, 2008 - $24,500) to a former officer of the Company for management and consulting services.

During the year ended 30 September 2010, the Company paid or accrued $Nil (2009 - $9,000, 2008 - $15,000) to a former related company by way of a former director in common for investor relation services.

During the year ended 30 September 2010, the Company paid or accrued $26,000 (2009 - $28,500, 2008 - $22,841) to a related company by way of a shareholder in common for accounting services.

During the year ended 30 September 2010, the Company paid or accrued $Nil (2009 - $4,500, 2008 - $5,967) to a shareholder of the Company for management and consulting services.

During the year ended 30 September 2010, the Company accepted a demand loan in the amount of $2,500 from a shareholder, director and officer of the Company bearing interest at a rate of 10% per annum on any unpaid principal balance. During the year ended 30 September 2010, the Company accrued interest expense of $95 (2009 - $Nil) (Note 8).

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000, 2008 - $9,000) and rent in the amount of $6,000 (2009 - $4,500, 2008 - $3,000) (Notes 11 and 13).

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000, 2008 - $Nil) (Notes 11 and 13).

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 13).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 13).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500.  On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common  shares reported as issued and outstanding at 30 September 2010.

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

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000, 2008 - $9,000) and rent in the amount of $6,000 (2009 - $4,500, 2008 - $3,000) (Notes 10 and 13).

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000, 2008 - $Nil) (Notes 10 and 13).

Shares to be issued

During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party, in which the Company will issue 250,000 common shares in the Company upon repayment of the loan. The Company accrued interest expense of $7,500 related to the value of 250,000 common shares to be issued (Notes 8, 13 and 14).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2010.  There are no current or deferred tax expenses for the year ended 30 September 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 September 2010	For the year ended 30 September 2009	For the year ended 30 September 2008
	$	$	$

Deferred tax asset attributable to:
Current operations	28,956	343,577	89,623
Contributions to capital by related parties	(8,160)	(22,270)	(4,080)
Write-down of mineral property acquisition costs	-	(268,709)	-
Less: Change in valuation allowance	(20,796)	(52,598)	(85,543)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 September 2010 and 2009 are as follows:

	As at 30 September 2010	As at 30 September 2009
	$	$

Net income tax operating loss carryforward	1,464,790	1,379,625

Statutory federal income tax rate	34%	34%
Other reconciling items, net	-21.81%	-22.57%
Effective income tax rate	0%	0%

Deferred tax assets	178,489	157,693
Less: Valuation allowance	(178,489)	(157,693)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2010

As at 30 September 2010, the Company has an unused net operating loss carry-forward balance of approximately $524,969 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

13.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 30 September 2010 (Unaudited)	For the year ended 30 September 2010	For the year ended 30 September 2009	For the year ended 30 September 2008
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 11).

During the year ended 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 11).

During the year ended 30 September 2009, a former directors and officers of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 11).

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000, 2008 - $9,000) and rent in the amount of $6,000 (2009 - $4,500, 2008 - $3,000) (Notes 10 and 11).

During the year ended 30 September 2010, the Company accrued interest of $1,502 (2009 - $15,616, of which $15,000 is related to amortization of debt discount, 2008 - $Nil) related to the convertible debentures (Note 7).

During the year ended 30 September 2010, the Company accrued interest of $10,184 (2009 - $Nil, 2008 - $Nil) related to the demand loans, of which $7,500 is related to the 250,000 common shares to be issued (Notes 8, 11 and 14).

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000, 2008 - $Nil) (Notes 10 and 11).

14.	Commitment

As at 30 September 2010, the Company is committed to issue 250,000 common shares of the Company upon repayment of a demand loan (Notes 8, 11 and 13).

15.	Subsequent Event

There are no subsequent events for the period from the year ended 30 September 2010 to the date the consolidated financial statements are available to be issued on 7 January 2011.