Form 10-K/A
period 2010-09-30
SILVERSTAR MINING CORP.
filed 2011-01-27
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
———————

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: September 30, 2010
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

———————

Nevada	333-140299	98-0425627
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

350 East 82nd Street Suite 16D New York, NY  10028
(Address of Principal Executive Office) (Zip Code)

(917)531-2856
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
N/A		N/A

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned registrant, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	X	Yes		No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $853,600  based on the price the Common Stock was last sold ($0.20)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

A court.		Yes		No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2010 there were 42,168,837 shares of our Common Stock issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated: (1)Any annual report to security holders;(2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

This Form 10-K/A contains "forward-looking statements" relating to Silverstar Mining Corp. ("Silverstar”,  "we", "our", or the "Company") which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-K/A that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Explanatory Summary of Changes
Silverstar Mining Corp. is filing this form 10-K/A to provide additional disclosure and clarifications.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operation
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statement and Supplemental Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 9A	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director
Independence
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedule

PART I
Item 1.  Description of Business

Background:

Corporate History:

We were incorporated under the laws of the State of Nevada on December 5, 2003 under the name “Computer Maid, Inc.”. On February 13, 2006, we changed our name from “Computer Maid, Inc.” to “Rose Explorations Inc.”.  We are a developmental stage company.   We have not earned any revenues from operations.

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

General:

We currently have no operations.

Since we no longer have operations, our focus will be to effect a merger, exchange of capital stock, asset acquisition or other  similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with significant growth potential which, in the opinion of our management, could provide a profit to both the Company and our shareholders. We intend to seek opportunities demonstrating the potential of long term growth as opposed to short term earnings.  Our efforts in identifying a prospective Target Business are expected to emphasize businesses primarily located in the United States; however, we reserve the right to acquire a Target Business located elsewhere. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth.  The Company’s expertise is in the mining sector and the focus will most likely remain concentrate in the mining sector.  However, we will not restrict our search to the mining industry,   any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our management may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. Presently, we have no plans, proposals, agreements, understandings or arrangements to acquire any asset or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

"Shell" Corporation

We were previously a developmental stage company with limited operations.  Currently, we have virtually no business operations and expect to conduct none in the future, other than our efforts to effectuate a Business Combination.   As a result we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity.  We face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon our management to effectuate a Business Combination.  Assuming management is successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

Due to our  limited capital resources,  the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months.  Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms.   We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time.  If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business

We will not limit our search to companies engaged in mining.  Rather, we will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas:  mining, internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development  (ii) is engaged in wholesale or retail distribution or (iii) is engaged in manufacturing, construction,  alternative energy production,  mining or exploration operations. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification

    As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses.   Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty.  There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, may be subject to shareholder approval pursuant to applicable law. As a result, our shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Nevada law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business Combination

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not us to offset potential losses from one venture against profits from another.   We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

•	financial condition and results of operation of the Target Business;

•	growth potential and projected financial performance of the Target Business and the industry in which it operates;

•	experience and skill of management and availability of additional personnel of the Target Business;

•	capital requirements of the Target Business;

•	the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

•	the location of the Target Business;

•	competitive position of the Target Business;

•	stage of development of the product, process or service of the Target Business;

•	degree of current or potential market acceptance of the product, process or service of the Target Business;

•	possible proprietary features and possible other protection of the product, process or service of the Target Business;

•	regulatory environment of the industry in which the Target Business operates;

•	costs associated with effecting the Business Combination; and

•	equity interest in and possible management participation in the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.  Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws cannot presently be ascertained with any degree of certainty.   Management only devotes a small portion of their time to the operations of the Company, and accordingly, consummation of a Business Combination may require a greater period of time than if management devoted its full time to the Company's affairs.

           However management will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of management,  who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem  appropriate.  Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through this network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community.  We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring.  Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.  In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations.  We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

We will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control may also result in the resignation or removal of our present officer and director.  If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired.  Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management.   It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.  There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests.  Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.  Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

Conflicts of Interest

Management is not required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities.  Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. To the extent that management engages in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us.   As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.   Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business.  We do not, however, intend to engage primarily in such activities.  Specifically, we  intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Item 1A. Risk Factors

    The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business could be materially adversely affected. In such case, the Company may not be able to proceed with its planned operations and your investment may be lost entirely.

Risks Related to Our Business

We have extremely limited assets and no source of revenue.

We have virtually no assets and have had limited revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for us or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business.  Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions.  Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.  Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition.  Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes.  Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company.  The success of our plan of operation will depend to a great extent on the operations, financial condition and management of a yet to be identified business opportunity.  While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion.  In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting limited time to our affairs.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

The terms for any future business combination that involve related parties or affiliates may not be on terms that are comparable to what could be obtained from unaffiliated third parties.

Our management and affiliates will play an integral role in establishing the terms for any future business combination.  We do not have policies and procedures in place to govern transactions with related parties or affiliates, accordingly, these transactions may be negotiated between related parties without “arms length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

We may face adverse tax consequences.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly.

The Company currently has no business that produces revenues; however, the rules and regulations pursuant to the Exchange Act require a public company to provide periodic reports which will require the Company to engage legal, accounting and auditing services.  The engagement of such services can be costly and the Company is likely to incur losses which may adversely affect the Company’s ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 will require the Company to establish and maintain adequate internal controls and procedures over financial reporting.  The costs of complying with the Sarbanes-Oxley Act of 2002 and the limited time that management will devote to the Company may make it difficult for the Company to establish and maintain adequate internal controls over financial reporting.  In the event the Company fails to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our financial condition and result in loss of investor confidence and a decline in our share price.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargos, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital.

We will require additional financing.  Any debt or equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants.  We may be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions.  Under these circumstances, if we are unable to acquire additional capital or are required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition.

Risks Related to Our Stockholders and Shares of Common Stock

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future.  We anticipate that any funds available for payment of cash dividends will be re-invested into the Company to further our business strategy.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on any other securities exchange.

Following a business combination, we may seek the listing of our common stock on any securities exchange.   However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of any stock exchange.  After completing a business combination, until our common stock is listed on an exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to an SEC rule that, if we failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors.  Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital following a business combination.

It is likely that our common stock will be considered “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock may be deemed to be “penny stock” as that term is defined under the Exchange Act.  Penny stocks generally are equity securities with a price of less than $5.00.  Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.  A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We expect to issue more shares in a merger or acquisition, which will result in substantial dilution.

Any merger or acquisition effected by the Company may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  Moreover, our common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Item 1B. Unresolved Staff Comments

Not applicable.

 Item 2.  Properties

Our executive offices are currently located at  the personal residence of our chief executive officer.  Mr. Kleinman provides this space on a rent free basis.  This office space is currently sufficient for our needs and we expect it to be sufficient for the foreseeable future or until such time as we acquire an asset or target company.

 Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of the Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.           Market Information

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

The high and low bid price for those periods in which quotes are available is set forth below:

Fiscal year ended September 30, 2010	HIGH*	LOW*

First Quarter	$0.10	$0.02
Second Quarter	$0.05	$0.03
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.02	$0.01

Fiscal year ended September 30, 2009	HIGH*	LOW*

First Quarter	$0.85	$0.45
Second Quarter	$0.45	$0.20
Third Quarter	$0.20	$0.05
Fourth Quarter	$0.05	$0.02

*Share price information from Bloomberg.com.

B.           Transfer Agent

Our transfer agent is  Fidelity Transfer Services, Inc. . Their mailing address is  813 Anacapa Street, Suite #110, Santa Barbara, CA 93101  and their telephone number is (805)-845-1400.

C.           Dividends

Holders of our common stock are entitled to receive such dividends as our Board may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board and will be subject to limitations imposed under Nevada law.

D.           Equity Compensation Plan

None.

E.           Sale of Unregistered

We have also issued shares of our common stock to investors which were exempt from the  registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof, or Regulation D or Regulation S promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management.  Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

We are currently a “shell” company with no operations. The following discussion and analysis should be read in conjunction with our audited consolidated financial statements for the fiscal year ended September 30, 2010.

Introduction

              Our original business plan was acquire, explore and develop mining claims.  Despite the acquisition of several mining claims,  we were not successful in pursuing these opportunities. We are currently a shell Company and have limited continuing operations.  Our business objective is to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting corporation under the Exchange Act.   We will not limit our search to opportunities in the mining sector.   With limited capital resources and the uncertainties in the equities market, we have chosen to expand our search for possible acquisition candidates to encompass most industries and businesses.  The financial information set forth below represents the results of operations during our formulative stages and is not indicative of the likely results from any new operations.

Plan of Operation

We were an exploration stage mining company engaged in the exploration of minerals on properties located in Idaho and Nevada.   Due to lack of resources we were not able to develop our mining claims.  Subject to financing,  we may look at these or other mining claims.  We will also attempt to enter into a business combination.  We will not limit our search to any particular industry or geographic area.  There can be no assurance that we will enter an agreement at any time in the near future. We will attempt to finance our operating expenses with additional debt or through equity financing.

Employees

Mr. Kleinman is our sole employee. We do not expect any significant changes in the number of employees until such time as we enter into a business combination.  We presently conduct our business through agreements with consultants and arms-length third parties.

Results Of Operations For Fiscal Year Ended September 30, 2010 as compared to September 30, 2009

Revenues

We have never generated any revenues.  Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses for the years ended September 30, 2010 and 2009 were legal and accounting totalling $40,090 and $58,533 and management fees of $18,000 and $22,000, respectively.   Most of these expenses have been incurred in connection with our regulatory filings with the Securities and Exchange Agreement and in connection with ongoing corporate activities.
For the years ended September 30, 2010 and 2009 we had a net loss of $85,165 and $1,010,522.  Total losses since December 5, 2003 (“Inception”) were $1,464,790.
Until we complete a business combination, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses, in which case we may have to cease operations and you may lose your entire investment.

 Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2010 we had $1,907 in cash as compared to $1,013 at September 30, 2009.  Our accounts payable at September 30, 2010 was $20,374 and $16,501 on September 30, 2009. On September 30, 2010 we had convertible debentures of $17,118 and demand loans of $35,184 and convertible debentures of $15,616 and no demand loans on September 30, 2009. Our total liabilities were $95,176 on September 30, 2010 as compared to $40,617 September 30, 2009.   We have a working capital deficit of $93,269 as compared to a working capital deficit of $39,604 at September 30, 2009.

We have no revenues to satisfy our ongoing liabilities.  Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.  Financial Statements and Supplementary Data

    Our consolidated financial statements have been examined to the extent indicated in its reports by James Stafford, Chartered Accountants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein:

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

The purchase price allocation has been determined as follows:

Assets Purchased		$
	Cash and Cash Equivalents	1,539
	Mineral Property interests	790,321

	Total assets acquired	791,860

Purchase Total		791,860

4.	Website Development Costs

		Accumulated amortization / Impairment	Net Book Value
	Cost		30 September 2010	30 September 2009
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

    Item 9A.  Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We were not able to implement these controls since Mr. Kleinman serves as our sole officer and director.   Until such time as the Company is able to retain a chief executive officer and/or another director,  there will be deficiencies in our internal controls.

             This Annual Report on Form 10-K/A does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K/A.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

    Item 9B.

Other Information.
None.

                         PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name:	Position:	Held Since:

Neil Kleinman	CEO/PRES/SECRETARY/TREASURER	October, 2010
DIRECTOR

Neil Kleinman has been in the financial industry for more than 19 years.  Currently he works with the investment banking team of Cresta Capital Strategies, LLC.   Mr. Kleinman joined Cresta Capital in 2010.  Prior to joining Cresta, from November 2009 to March 2010.  Mr. Kleinman served as Executive Vice President and Treasurer of Interfor, Inc. Interfor specializes in investigations for corporations, law firms and financial institutions. From June 2009 through November 2009 he served as Head of Investment Banking for Adams & Peck LLC in Greenwich, Connecticut  and Advisor to their Genesis Merchant Partners LP Fund. From December 2007 through June 2009,  he ran a boutique advisory firm, Rosepost Advisors, providing corporate finance solutions for middle market growth companies.

From September 2003 to November 2007, Neil was Director of Business Development for the Laurus Funds where he originated, processed, structured and closed  transactions. Prior to Laurus, Neil was with Bloomberg, LP where he covered the Chicago territory with a diverse community of investment professionals to maximize returns using the Bloomberg Professional Service. Prior to this, he served as a Registered Representative and Principal for boutique and wire house firms for 10 years.

Mr. Kleinman  graduated from the Pennsylvania State University with his Bachelor of Science in Accounting. He currently holds his FINRA Series 7, Series 63 and Series 79 licenses.

Penalties or Sanctions

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Compensation of Directors

Our directors do not receive cash compensation for their services as directors.

Terms of Office

Our directors are appointed for one-year terms to hold office or until the next annual general meeting of the holders of our common stock or until removed from office in accordance with our by-laws.

Family Relationships

There are no family relationships among our directors and/or officers.

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended September 30, 2010, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Corporate Governance

We do not have an independent Board of Directors.  We do not have an audit committee, compensation committee or nominating committee.  As our operations expand, we hope to name additional members to our Board of Directors.   We do not have sufficient funds to secure officer and directors insurance and we do not believe that we will be able to retain an independent Board of Directors in the immediate future.

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

Item 11.  Executive Compensation.

The following table discloses compensation paid during the fiscal years ended September 30, 2010 and 2009 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended September 30, 2010 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Mr. Lawrence Siccia, former CEO Mr. Jim Mackenzie, former CEO John Jardine, former CFO	2010 2009 2010 2009 2010 2009	$0 $0 $0- $26,00 $0 $3,000	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	$0 $0 $0 $26,000 -0- $3,000

*Neil Kleinman was elected as our sole officer and director in October 2010.

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

None.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2010.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2010.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors.   Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters.

         The following table sets forth certain information as of September 30, 2010 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

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

Changes in Control

In October 2010,  Larry Siccia sold his 5,000,000 shares of common stock to Neil Kleinman in a privately negotiated which resulted in a change in control.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

A.	any director or officer;
B.	any proposed nominee for election as a director;
C.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
D.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $8,033.88  and  $8,582.88 for the audit of our annual financial statements during the fiscal years ended September 30, 2010 and 2009, respectively, and $7,463.32 and $7,562.99 for the reviews of the financial statements included in our Forms 10-Q during the fiscal years ended September 30, 2010 and 2009, respectively.
           AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."  There were no such fees billed for the fiscal years ended September 30, 2010 and 2009.

           TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

           ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended September 30, 2010 and 2009.

We do not have an audit committee. Therefore, our entire Board of Directors (the “Board") serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process,  our Board  obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence  Discussions  with Audit  Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited consolidated financial statements of the Company as of and for the years ended September 30, 2010 and 2009 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K/A for the year ended  September 30, 2010, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Exhibits

31.1	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of	2002

32 .2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverstar Mining Corp.

Date:  January 26, 2011

By: /s/ Neil Kleinman
----------------
Neil Kleinman
CEO/President