Form 10-Q
period 2010-12-31
SILVERSTAR MINING CORP.
filed 2011-02-16
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				December 31, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-140299
SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada					98-0425627
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
350 East 82nd Street Suite 16D, New York, New York					10028
(Address of principal executive offices)					(Zip Code)
917.531.2856
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

					[ ]	YES	[ X ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[X]	YES	[ ]	NO
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
Our company had 42,168,837 common shares issued and outstanding as of February 14, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended December 31, 2010 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

--

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 December 2010		As at 30 September 2010 (Audited)
		$	$
Assets

Current
Cash and cash equivalents	1,817			1,907

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	8,376			20,374
Convertible debentures (Note 6)	17,496			17,118
Demand loans (Note 7)	53,238			35,184
Due to related parties (Note 8)	22,580			22,500

	101,690			95,176
Stockholders’ deficiency
Capital stock (Note 10)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2010 – 42,168,837 common shares, par value $0.001
30 September 2010 – 42,168,837 common shares, par value $0.001	42,169			42,169
Additional paid-in capital	1,327,852			1,321,852
Shares to be issued (Note 10)	7,500			7,500
Deficit, accumulated during the development stage	(1,477,394)			(1,464,790)

	(99,873)			(93,269)

	1,817			1,907

Nature, Basis of Presentation and Continuance of Operations (Note 0), Commitment (Note 13) and Subsequent Event (Note 15)

On behalf of the Board:

“Neil Kleinman”                                           Director
Neil Kleinman

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2010		For the three month period ended 31 December 2010		For the three month period ended 31 December 2009
		$		$	$

Expenses
Bank charges and interest (Notes 6, 7 and 12)	32,191		1,399			1,703
Consulting	138,467		-			-
Exploration and development (Note 4)	13,029		-			-
Filing fees	17,200		-			678
Investor relations	84,992		-			-
Legal and accounting (Note 9)	198,895		4,300			5,746
Licences and permits	3,416		-			-
Management fees (Notes 9, 10 and 12)	89,500		4,500			4,500
Rent (Notes 9, 10 and 12)	34,200		1,500			1,500
Transfer agent fees	21,158		905			825
Travel, entertainment and office	26,050		-			(326)
Write-down of mineral property acquisition costs (Note 4)	811,696		-			-
Write-down of website development costs	6,600		-			-

Net loss for the period	(1,477,394)		(12,604)			(14,626)

Basic and diluted loss per common share			(0.0003)			(0.0003)

Weighted average number of common shares used in per share calculations			42,168,837			42,168,837

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 5 December 2003 to 31 December 2010		For the three month period ended 31 December 2010		For the three month period ended 31 December 2009
		$		$	$

Cash flows used in operating activities
Net loss for the period	(1,477,394)		(12,604)			(14,626)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 6 and 7)	28,551		1,249			723
Contributions to capital by related parties (Notes 9 and 10)	155,500		6,000			6,000
Write-down of mineral property acquisition costs (Note 4)	811,696		-			-
Write-down of website development costs	6,600		-			-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	8,376		(11,998)			(6,322)
Increase (decrease) in due to related parties	22,580		80			(7,500)

	(444,091)		(17,273)			(21,725)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)		-			-
Mineral property acquisition costs (Note 4)	(21,375)		-			-
Website development costs	(6,600)		-			-

	(168,196)		-			-
Cash flows from financing activities
Convertible debentures (Note 6)	15,000		-			-
Demand loans (Note 7)	49,683		17,183			30,000
Share issue costs	(1,255)		-			-
Common shares issued for cash (Note 10)	550,677		-			-
Common shares redeemed (Note 10)	(1)		-			-

	614,104		17,183			30,000

Increase (decrease) in cash and cash equivalents	1,817		(90)			8,275

Cash and cash equivalents, beginning of period	-		1,907			1,013

Cash and cash equivalents, end of period	1,817		1,817			9,288

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscriptions received in advance / Additional paid- in capital		Deficit, accumulated during the development stage		Stockholders’ equity (deficiency)
			$		$		$	$
Balance at 5 December 2003 (inception)	-	-		-		-			-
Common share issued for cash ($0.33 per share) (Note 10)	3	-		1		-			1
Net loss for the period	-	-		-		(450)			(450)
Balance at 30 September 2004	3	-		1		(450)			(449)
Net loss for the year	-	-		-		(300)			(300)
Balance at 30 September 2005	3	-		1		(750)			(749)
Common shares issued for cash ($0.0003 per share) (Note 10)	30,000,000	30,000		(20,000)		-			10,000
Common shares redeemed – cash ($0.33 per share) (Note 10)	(3)	-		(1)		-			(1)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		24,000		-			24,000
Net loss for the year	-	-		-		(40,190)			(40,190)
Balance at 30 September 2006	30,000,000	30,000		4,000		(40,940)			(6,940)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		24,000		-			24,000
Common shares issued for cash ($0.0033 per share) (Note 10)	25,500,000	25,500		59,500		-			85,000
Net loss for the year	-	-		-		(64,567)			(64,567)
Balance at 30 September 2007	55,500,000	55,500		87,500		(105,507)			37,493
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		12,000		-			12,000
Share subscriptions received in advance	-	-		422,176		-			422,176
Share issue costs	-	-		(1,255)		-			(1,255)
Common shares issued for business acquisition ($0.15 per share) (Notes 3, 10 and 12)	4,334,000	4,334		645,766		-			650,100
Common shares returned to treasury and cancelled (Notes 10 and 12)	(15,000,000)	(15,000)		15,000		-			-
Net loss for the year	-	-		-		(263,596)			(263,596)
Balance at 30 September 2008	44,834,000	44,834		1,181,187		(369,103)			856,918

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscriptions received in advance / Additional paid-in capital		Deficit, accumulated during the development stage		Stockholders’ equity (deficiency)
			$		$		$	$

Balance at 30 September 2008	44,834,000	44,834		1,181,187		(369,103)			856,918
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		65,500		-			65,500
Share subscriptions received in advance	-	-		(422,176)		-			(422,176)
Common shares issued for cash ($0.25 per share) (Note 10)	950,000	950		236,550		-			237,500
Common shares issued for cash ($0.45 per share) (Note 10)	484,837	485		217,691		-			218,176
Common shares returned to treasury and cancelled (Notes 10 and 12)	(4,100,000)	(4,100)		4,100		-			-
Intrinsic value of beneficial conversion feature (Note 6)	-	-		15,000		-			15,000
Net loss for the year	-	-		-		(1,010,522)			(1,010,522)
Balance at 30 September 2009	42,168,837	42,169		1,297,852		(1,379,625)			(39,604)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		24,000		-			24,000
Shares to be issued	-	-		7,500		-			7,500
Net loss for the year	-	-		-		(85,165)			(85,165)
Balance at 30 September 2010	42,168,837	42,169		1,329,352		(1,464,790)			(93,269)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-		6,000		-			6,000
Net loss for the period	-	-		-		(12,604)			(12,604)
Balance at 31 December 2010	42,168,837	42,169		1,335,352		(1,477,394)			(99,873)

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 31 December 2010 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $12,604 (2009 - $14,626, cumulative - $1,477,394) and has working capital deficit of $99,873 at 31 December 2010 (30 September 2010 - $93,269).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2011.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2010, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
31 December 2010

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2010.

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

Changes in accounting policies

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity with its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASU No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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
31 December 2010

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

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents Mineral property interests	1,539 790,321
Total assets acquired	791,860
Purchase Price	791,860

4.	Mineral Property Costs

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the three month periods ended 31 December 2010 and 2009.

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

The Company has no expenditures related to the Pinehurst Properties for the three month periods ended 31 December 2010 and 2009.

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

The Company has no expenditures related to the Silver Strand Properties for the three month periods ended 31 December 2010 and 2009.

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

The Company had no expenditures related to the Cobalt Canyon Gold Project for the three month periods ended 31 December 2010 and 2009.

The Company wrote off its deferred mineral property costs related to the Cobalt Canyon Gold Project.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.
6.	Convertible Debentures

Balance at 31 December 2010	Balance at 30 September 2010 (Audited)
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the three month period ended 31 December 2010, the Company accrued interest expense of $378 (2009 – $378) (Note 12). The balance as at 31 December 2010 consists of principal of $15,000 (30 September 2010 – $15,000) and accrued interest of $2,496 (30 September 2010 – $2,118), respectively.
17,496	17,118

7.	Demand Loans

Balance at 31 December 2010	Balance at 30 September 2010 (Audited)
$	$
During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party bearing interest at a rate of 10% per annum on any unpaid principle balances.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250,000 common shares in the Company upon repayment of the loan (Notes 10, 12 and 13).  During the three month period ended 31 December 2010, the Company accrued interest expense of $756 (2009 – $345) (Note 12). The balance as at 31 December 2010 consists of principal of $30,000 (30 September 2010 – $30,000) and accrued interest of $3,345 (30 September 2010 – $2,589).
33,345	32,589

During the year ended 30 September 2010, the Company accepted a demand loan in the amount of $2,500 from a former director and officer of the Company bearing interest at a rate of 10% per annum on any unpaid principal balance.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2010, the Company accrued interest expense of $63 (2009 – $Nil) (Note 12). The balance as at 31 December 2010 consists of principal of $2,500 (30 September 2010 – $2,500) and accrued interest of $158 (30 September 2010 – $95).
2,658	2,595

Balance at 31 December 2010	Balance at 30 September 2010 (Audited)
$	$

During the three month period ended 31 December 2010, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2010, the Company accrued interest expense of $52 (2009 – $Nil) (Note 12). The balance as at 31 December 2010 consists of principal of $17,183 (30 September 2010 – $Nil) and accrued interest of $52 (30 September 2010 – $Nil).
17,235	-
53,238	35,184

8.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

Amounts due to related parties include an amount payable to a company controlled by a shareholder of the Company for accounting services in the amount of $22,500 (30 September 2010 - $22,500).  The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Amounts due to related parties include an amount payable to a shareholder of the Company for corporate expenses in the amount of $80 (30 September 2010 - $Nil).  The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

9.	Related Party Transactions

During the three month period ended 31 December 2010, the Company paid or accrued $Nil to a company controlled by a shareholder of the Company for accounting services (2009 - $4,500).

During the three month period ended 31 December 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (2009 - $4,500) and rent in the amount of $1,500 (2009 - $1,500) (Notes 10 and 12).

10.	Capital Stock

Authorized capital stock consists of 225,000,000 common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock as at 31 December 2010 is 42,168,837 common shares with a par value of $0.001 per common share.

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

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 12).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 12).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950,000 common shares for total cash proceeds of $237,500.  On 24 July 2008, the Company issued 1,000,000 common shares related to this public offering of securities in error.  A total of 500,000 of these common shares were returned to treasury and cancelled.  A total of 500,000 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 31 December 2010.

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

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000) and rent in the amount of $6,000 (2009 - $4,500) (Note 12).

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000, 2008 - $Nil) (Note 12).

During the three month period ended 31 December 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (2009 - $4,500) and rent in the amount of $1,500 (2009 - $1,500) (Notes 9 and 12).

Shares to be issued

During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party, in which the Company will issue 250,000 common shares in the Company upon repayment of the loan. The Company accrued interest expense of $7,500 related to the value of 250,000 common shares to be issued (Notes 7, 12 and 13).

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2010.  There are no current or deferred tax expenses for the period ended 31 December 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the three month period ended 31 December 2010		For the three month period ended 31 December 2009
		$	$

Deferred tax asset attributable to:
Current operations	4,285			4,973
Other reconciling items, net	(2,040)			(2,040)
Less: Change in valuation allowance	(2,245)			(2,933)

Net refundable amount	-			-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

The composition of the Company’s deferred tax assets as at 31 December 2010 and 30 September 2010 are as follows:

	As at 31 December 2010	As at 30 September 2010 (Audited)
	$	$

Income tax operating loss carryforward	1,477,394	1,464,790

Statutory federal income tax rate	34%	34%
Contributed rent and services	-21.77%	-21.81%
Effective income tax rate	0%	0%

Deferred tax assets	180,734	178,489
Less: Valuation allowance	(180,734)	(178,489)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2010, the Company has an unused net operating loss carry-forward balance of approximately $531,573 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2031.

12.	Supplemental Disclosures with Respect to Cash Flows
	For the period from the date of inception on 5 December 2003 to 31 December 2010	For the three month period ended 31 December 2010	For the three month period ended 31 December 2009
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000, 2008 - $Nil) (Note 10).

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000) and rent in the amount of $6,000 (2009 - $4,500) (Note 10).

During the year ended 30 September 2010, the Company accrued interest of $1,502 (2009 - $15,616, of which $15,000 is related to amortization of debt discount) related to the convertible debentures.

During the year ended 30 September 2010, the Company accrued interest of $10,184 (2009 - $Nil, 2008 - $Nil) related to the demand loans, of which $7,500 is related to the 250,000 common shares to be issued (Notes 7, 10 and 13).

During the three month period ended 31 December 2010, the Company accrued interest of $1,249 (2009 - $723) related to the convertible debentures and demand loans (Notes 6 and 7).

During the three month period ended 31 December 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (2009 - $4,500) and rent in the amount of $1,500 (2009 - $1,500) (Notes 9 and 10).

13.	Commitment

As at 31 December 2010, the Company is committed to issue 250,000 common shares of the Company upon repayment of a demand loan (Notes 7, 10 and 12).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2010

14.	Financial Instruments

The carrying value of financial assets and liabilities as at 31 December 2010 and 30 September 2010 are as follows:

	As at 31 December 2010	As at 30 September 2010 (Audited)
	$	$

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	1,817	1,907

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	8,376	20,374
Convertible debentures	17,496	17,118
Demand loans	53,238	35,184
Due to related parties	22,580	22,500

The carrying value of cash and cash equivalents, accounts payable, convertible debentures, demand loans and due to related parties approximates their fair value because of the short maturity of these instruments.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments.

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. The Company may encounter difficulties in meeting obligations associated with its financial liabilities.

15.	Subsequent Event

There are no subsequent events for the period from the three month period ended 31 December 2010 to the date the consolidated financial statements are available to be issued on 14 February 2011.

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

On September 8, 2008, we entered into a letter of intent with Gold Canyon Partners, LLP pursuant to which we have agreed to purchase a 100% interest in a mining property commonly known as the Cobalt Canyon Gold Project, in the Chief District, located in Lincoln County, Nevada. The acquisition contemplated by the letter of intent is subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement.  We have chosen not to complete the agreement and have forfeited the $15,000 initial payment.

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

In October 2010, Mr. Lawrence Siccia, a former president, chief executive officer, secretary, treasurer and director of our company, transferred 5,000,000 restricted shares of our common stock to Mr. Neil Kleinman, our current president, chief executive officer and director. Mr. Kleinman purchased the shares from personal funds in the amount of $2,500.

Plan of Operation

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

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.Rose

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month periods ended December 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended December 31, 2010		Three Month Period Ended December 31, 2009		Change Between Three Month Periods Ended December 31, 2010 and December 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Bank charges and interest		$1,399		$1,703		$(304)
Filing fees	$	Nil		$678		$(678)
Legal and accounting		$4,300		$5,746		$(1,446)
Management fees		$4,500		$4,500	$	Nil
Rent		$1,500		$1,500	$	Nil
Transfer agent fees		$905		$825		$80
Travel, entertainment and office	$	Nil		$(326)		$326
Net loss		$(12,604)		$(14,626)		$(2,022)

Our expenses decreased during the three month period ended December 31, 2010 compared to the same period in 2009 primarily as a result of an overall reduction in activity.

Liquidity and Financial Condition

Working Capital

	Three Month Period Ended December 31, 2010 ($)	Year Ended September 30, 2010 ($)	Change between December 31, 2010 and September 30, 2010 ($)
Current Assets	1,817	1,907	(90)
Current Liabilities	101,690	95,176	6,514
Working Capital/(Deficit)	(99,873)	(93,269)	(6,604)

Cash Flows

	Three month Period Ended December 31, 2010 ($)	Three month Period Ended December 31, 2009 ($)	Change between Three month Periods Ended December 31, 2010 and December 31, 2009 ($)
Cash Flows used in Operating Activities	(17,273)	(21,725)	4,452
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows provided by Financing Activities	17,183	30,000	(12,817)
Net Decrease in Cash During Period	(90)	8,275	(8,365)

As of December 31, 2010, our total assets were $1,817 and our total liabilities were $101,690 and we had a working capital deficit of $99,873. Our financial statements report a net loss of $12,604 for the three months ended December 31, 2010, and a net loss of $1,477,394 for the period from December 5, 2003 (inception) to December 31, 2010.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 December 2010, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

Our company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2010.

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

Use of estimates

The preparation of financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

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

As of December 31, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described in our annual report on Form 10-K for the fiscal year ended September 30, 2010, filed on January 13, 2011. You should carefully consider those risk factors and other information in our annual report on Form 10-K and this quarterly report before deciding to invest in our securities. We are unaware of any material changes in or additional risk factors since the filing of our annual report.

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

SILVERSTAR MINING CORP.
(Registrant)
Dated: February 16, 2011	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)