Form 10-Q
period 2011-05-16
SILVERSTAR MINING CORP.
filed 2011-05-16
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				March 31, 2011
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-140299
SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada					98-0425627
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
350 East 82nd Street Suite 16D, New York, New York					10028
(Address of principal executive offices)					(Zip Code)
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
Our company had 42,168,837 common shares issued and outstanding as of May 16, 2011.

Table of Contents

Part 1- Financial Information

Financial Statements	Page 1
Consolidated Financial Statements	Page 2
Consolidated Balance Sheets	Page 3
Consolidated Statements of Operations	Page 4
Consolidated Statements of Cash Flows	Page 5
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	Page 6
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	Page 7
Notes to Consolidated Financial Statements	Page 8 to 27

Part 2- Other Information

Item 1. Legal Proceedings	Page 28
Item 1A. RISK FACTORS	Page 28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 28
Item 3. Defaults Upon Senior Securities	Page 28
Item 4. [Removed and Reserved]	Page 28
Item 5. Other Information	Page 28
Item 6. Exhibits	Page 28
SIGNATURES	Page 29
EXHIBIT 31.1	Page 30
EXHIBIT 31.2	Page 31
EXHIBIT 32.1	Page 32
EXHIBIT 32.2	Page 33

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six  month period ended March 31, 2011 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

  Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 March 2011	As at 30 September 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	921	1,907

	921	1,907

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	5,638	20,374
Convertible debentures (Note 6)	17,865	17,118
Demand loan (Note 7)	70,677	35,184
Due to related parties (Note 8)	9,370	22,500

	103,550	95,176
Stockholders’ deficiency
Capital stock (Note 10)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2011 – 42,168,837 common shares, par value $0.001
30 September 2010 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,333,852	1,321,852
Shares to be issued	7,500	7,500
Deficit, accumulated during the development stage	(1,486,150)	(1,464,790)

	(102,629)	(93,269)

	921	1,907

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitment (Note 13) and Subsequent Event (Note 15)

“Neil Kleinman”                                           Director
Neil Kleinman

The accompanying notes are an integral part of these consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of incorporation on 5 December 2003 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the six month period ended 31 March 2011	For the six month period ended 31 March 2010
	$	$	$	$	$

Expenses
Bank charges and interest (Notes 6, 7 and 12)	34,065	1,874	1,247	3,273	2,950
Consulting	138,467	-	-	-	-
Exploration and development (recovery) (Note 4)	13,029	-	(600)	-	(600)
Filing fees	17,200	-	1,250	-	1,928
Investor relations	84,992	-	-	-	-
Legal and accounting (recovery) (Note 9)	197,654	(1,241)	13,204	3,059	18,950
Licences and permits	3,416	-	-	-	-
Management fees (Notes 9, 10 and 12)	94,000	4,500	4,500	9,000	9,000
Rent (Notes 9, 10 and 12)	35,700	1,500	1,500	3,000	3,000
Transfer agent fees	22,783	1,625	682	2,530	1,507
Travel, entertainment and office	26,548	498	2,865	498	2,539
Write-down of mineral property acquisition costs (Note 4)	811,696	-	-	-	-
Write-down of website development costs	6,600	-	-	-	-
Recovery of expenses	-	-	-	-	-

Net loss for the period	(1,486,150)	(8,756)	(24,648)	(21,360)	(39,274)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculation		42,168,837	42,168,837	42,168,837	42,168,837

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
	For the period from the date of inception on 5 December 2003 to 31 March 2011	For the three month period ended 31 March 2011	For the three month period ended 31 March 2010	For the six month period ended 31 March 2011	For the six month period ended 31 March 2010
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,486,150)	(8,756)	(24,648)	(21,360)	(39,274)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 6 and 7)	30,359	1,808	1,111	3,057	1,834
Contributions to capital by related parties (Notes 9 and 10)	161,500	6,000	6,000	12,000	12,000
Write-down of mineral property acquisition costs (Note 4)	811,696	-	-	-	-
Write-down of website development costs	6,600	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	5,638	(2,738)	1,860	(14,736)	(4,462)
Increase (decrease) in due to related parties	9,370	(13,210)	6,500	(13,130)	(1,000)

	(460,987)	(16,896)	(9,177)	(34,169)	(30,902)
Cash flows used investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-	-	-
Mineral property acquisition costs (Note 4)	(21,375)	-	-	-	-
Website development costs	(6,600)	-	-	-	-

	(168,196)	-	-	-	-
Cash flows from financing activities
Convertible debenture	15,000	-	-	-	-
Demand loan	65,683	16,000	-	33,183	30,000
Shares to be issued (Note 11)	-	-	-	-	-
Share issue costs	(1,255)	-	-	-	-
Common shares issued for cash (Note 11)	550,677	-	-	-	-
Common shares redeemed (Note 11)	(1)	-	-	-	-

	630,104	16,000	-	33,183	30,000
Increase (decrease) in cash and cash equivalents	921	(896)	(9,177)	(986)	(902)
Cash and cash equivalents, beginning of period	-	1,817	9,288	1,907	1,013
Cash and cash equivalents, end of period	921	921	111	921	111

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Shares to be issued / Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$
Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per share) (Note 10)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)
Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)
Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 10)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 10)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)
Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033 per share) (Note 10)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)
Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.15 per share) (Notes 3, 4 and 10)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 10)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)
Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Shares to be issued / Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 10)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 11)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 10 and 11)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 10)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)
Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expense (Notes 9, 10 and 12)	-	-	24,000	-	24,000
Shares to be issued	-	-	7,500	-	7,500
Net loss for the year	-	-	-	(85,165)	(85,165)
Balance at 30 September 2010	42,168,837	42,169	1,329,352	(1,464,790)	(93,269)
Contributions to capital by related parties – expenses (Notes 9, 10 and 12)	-	-	12,000	-	12,000
Net loss for the period	-	-	-	(21,360)	(21,360)
Balance at 31 March 2011	42,168,837	42,169	1,341,352	(1,486,150)	(102,629)

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

Theses consolidated financial statements as at 31 March 2011 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $21,360 (2010 - $39,274, cumulative - $1,486,150) and has working capital deficit of $102,629 at 31 March 2011 (30 September 2010 - $93,269).

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

At 31 March 2011, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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
31 March 2011

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

Long-lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35 - 15, “Impairment or Disposal of Long-Lived Assets”.
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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 March 2011.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

Use of estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principle (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Changes in accounting policies

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events.  ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASU No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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
31 March 2011

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

The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the six month periods ended 31 March 2011 and 2010.

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

The Company has no expenditures related to the Pinehurst Properties for the six month periods ended 31 March 2011 and 2010.

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

The Company has no expenditures related to the Silver Strand Properties for the six month periods ended 31 March 2011 and 2010.

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

The Company had no expenditures related to the Cobalt Canyon Gold Project for the six month periods ended 31 March 2011 and 2010.

The Company wrote off its deferred mineral property costs related to the Cobalt Canyon Gold Project.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

6.	Convertible Debentures

As at 31 March 2011	As at 30 September 2010 (Audited)
$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the six month period ended 31 March 2011, the Company accrued interest expense of $747 (2010 – $749) (Note 12). The balance as at 31 March 2011 consists of principal of $15,000 (30 September 2010 – $15,000) and accrued interest of $2,865 (30 September 2010 – $2,118), respectively.
17,865	17,118

7.	Demand Loan

	As at 31 March 2011	As at 30 September 2010 (Audited)
	$	$
During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party bearing interest at a rate of 10% per annum on any unpaid principle balances.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250,000 common shares in the Company upon repayment of the loan (Notes 10, 12 and 13).  During the six month period ended 31 March 2011, the Company accrued interest expense of $1,496 (2010 – $1,085) (Note 12). The balance as at 31 March 2011 consists of principal of $30,000 (30 September 2010 – $30,000) and accrued interest of $4,085 (30 September 2010 – $2,589).
	34,085	32,589

	As at 31 March 2011	As at 30 September 2010 (Audited)
	$	$
During the year ended 30 September 2010, the Company accepted a demand loan in the amount of $2,500 from a former director and officer of the Company bearing interest at a rate of 10% per annum on any unpaid principal balance.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2011, the Company accrued interest expense of $125 (2010 – $Nil) (Note 12). The balance as at 31 March 2011 consists of principal of $2,500 (30 September 2010 – $2,500) and accrued interest of $220 (30 September 2010 – $95).
	2,720	2,595
During the six month period ended 31 March 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2011, the Company accrued interest expense of $433 (2010 – $Nil) (Note 12). The balance as at 31 March 2011 consists of principal of $17,183 (30 September 2010 – $Nil) and accrued interest of $433 (30 September 2010 – $Nil).	17,616	-
During the six month period ended 31 March 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2011, the Company accrued interest expense of $256 (2010 – $Nil) (Note 12). The balance as at 31 March 2011 consists of principal of $16,000 (30 September 2010 – $Nil) and accrued interest of $256 (30 September 2010 – $Nil).	16,256	-
	70,677	35,184

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

8.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

Amounts due to related parties include an amount payable to a company controlled by a shareholder of the Company for accounting services in the amount of $9,290 (30 September 2010 - $22,500).  The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Amounts due to related parties include an amount payable to a shareholder of the Company for corporate expenses in the amount of $80 (30 September 2010 - $Nil).  The balance is non-interest bearing, unsecured and has no fixed terms of repayment.

9.	Related Party Transactions

During the six month period ended 31 March 2011, the Company paid or accrued $Nil to a company related to the Company by way of a shareholder in common for accounting services (2010 - $13,500).

During the six month period ended 31 March 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2010 - $9,000) and rent in the amount of $3,000 (2010 - $3,000) (Notes 10 and 12).

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
31 March 2011

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

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000.  This loan forgiveness has been recorded as contributions to capital (Note 12).

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2009 - $22,000) and rent in the amount of $6,000 (2009 - $4,500) (Note 12).

During the six month period ended 31 March 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2010 - $9,000) and rent in the amount of $3,000 (2010 - $3,000) (Notes 9 and 12).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Shares to be issued

During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party, in which the Company will issue 250,000 common shares in the Company upon repayment of the loan. The Company accrued interest expense of $7,500 related to the value of 250,000 common shares to be issued (Notes 7, 12 and 13).

11.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2011.  There are no current or deferred tax expenses for the six month period ended 31 March 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the six month period ended 31 March 2011	For the six month period ended 31 March 2010
	$	$

Deferred tax asset attributable to:
Current operations	7,262	13,353
Contributions to capital by related parties	(4,080)	(4,080)
Less: Change in valuation allowance	(3,182)	(9,273)

Net refundable amount	-	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

The composition of the Company’s deferred tax assets as at 31 March 2011 and 30 September 2010 are as follows:

	As at 31 March 2011	As at 30 September 2010 (Audited)
	$	$

Income tax operating loss carryforward	1,474,150	1,464,790

Statutory federal income tax rate	34%	34%
Other reconciling items, net	-21.68%	-21.81%
Effective income tax rate	0%	0%

Deferred tax assets	181,671	178,489
Less: Valuation allowance	(181,671)	(178,489)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2011, the Company has an unused net operating loss carry-forward balance of approximately $534,329 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2031.

12.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 31 March 2011	For the six month period ended 31 March 2011	For the six month period ended 31 March 2010
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3 and 10).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000) (Note 10).

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

During the year ended 30 September 2010, the Company accrued interest of $10,184 (2009 - $Nil) related to the demand loans, of which $7,500 is related to the 250,000 common shares to be issued (Notes 7, 10 and 13).

During the six month period ended 31 March 2011, the Company accrued interest of $3,057 related to the convertible debentures and a demand loan (Notes 6 and 7).

During the six month period ended 31 March 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (2010 - $9,000) and rent in the amount of $3,000 (2010 - $3,000) (Notes 9 and 10).

13.	Commitment

As at 31 March 2011, the Company is committed to issue 250,000 common shares of the Company upon repayment of a demand loan (Notes 7, 10 and 12).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

14.	Financial Instruments

The carrying value of financial assets and liabilities as at 31 March 2011 and 30 September 2010 are as follows:

	As at 31 March 2011	As at 30 September 2010 (Audited)
	$	$

Financial Assets
Held-for-trading, measured at fair value
Cash and cash equivalents	921	1,907

Financial Liabilities
Other liabilities, measured at amortized cost
Accounts payable and accrued liabilities	5,638	20,374
Convertible debentures	17,865	17,118
Demand loans	70,677	35,184
Due to related parties	9,370	22,500

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

There are no subsequent events for the period from the six month period ended 31 March 2011 to the date the consolidated financial statements are available to be issued on 11 May 2011.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

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
31 March 2011

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
31 March 2011

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

We do not intend to purchase any significant equipment over the six month period ending March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

Neil Kleinman is our sole officer, director and employee.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Results of Operations for the Three and Six Months Ended March 31, 2011 and March 31, 2010.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Until we can identify an acquisition candidate or acquire assets, we have attempted to minimize our expenses.  The single largest expense items are attributable to legal and accounting fees incurred in connection with our reporting obligations under the Securities Exchange Act.

For the three and six months ended March 31, 2011  with respect to legal and accounting fees, we had a credit balance of $1,241 and paid  $3,059 as compared to $13,204 and $18,950 for the three and six months ended March 31, 2010.  Legal and accounting fees since December 5, 2003 (“Inception”) totaled $197,654.

For the three months ended March 31, 2011 our only other significant line item expenses were $1,874 in bank charges and $1,625 in transfer agent fees.   For the six months ended March 31, 2011, we incurred $9,000 in management fees, $2,530 in transfer agent fees, $3,000 in rental costs and $3,273 in bank charges and interest.

Our expenses for the three and six months ended March 31, 2010 were significantly greater than those incurred for the comparable periods in 2011.  Our single largest expenses for the three and six months ended March 31, 2010 was attributable to legal and accounting fees totaling $13,204 and $18,950 respectively.

For the three months ended March 31, 2011, we recorded a net loss of $8,756.  For the six months ended March 31, 2011 we had a net loss of $21,360 and for the three and six months ended March 31, 2010 we incurred a net loss of $24,648 and $39,274 respectively.  Net loss since Inception totaled $1,486,150.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2011, we had cash of $921 and liabilities totaling $103,550 as compared to $1,907 in cash and liabilities totaling $95,176 at September 30, 2010.   Outstanding demand notes increased from $35,184 to $70,677 and   accounts payable decreased from $20,374 to $5,638.    Amounts due related parties decreased from $22,500 to $9,370.

We had a working capital deficit of $102,629  at  March 31, 2011 and a working capital deficit of $93,269 at September 30, 2010 .    We have no revenues to satisfy these liabilities.  Unless we secure additional debt or equity financing,  of which there can be no assurance,  or enter into some form of business combination, we may be forced to discontinue our limited operations.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

--
Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 4T.

Not applicable.

PART II - OTHER INFORMATION

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

Item 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended September 30, 2010.

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
31 March 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)
Dated: May 16, 2011	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

EXHIBIT 31.1

 OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I,  Neil Kleinman,  certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2011 for Silverstar Mining Corp.:

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based  on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition,  results of operations and cash flows of the   issuer as of, and for, the periods presented in this report;

4.    The issuer's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange  Act Rules  13a-15(e)  and  15d-15(e))  and  internal  control  over financial  reporting (as defined in Exchange Act Rules  13a-15(f) and 15d-15(f)) for the issuer and have:

     a)  Designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure  that  material  information  relating  to  the  small  business  issuer, including its  consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this  report is being prepared;

     b) Designed such internal control over financial reporting,  or caused such internal control over financial  reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the  effectiveness of the  issuer's  disclosure controls and procedures and presented in this report our  conclusions  about the effectiveness  of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

    d)  Disclosed  in this  report  any change in the   issuer's internal  control  over  financial  reporting  that  occurred  during  the  issuer's most recent fiscal quarter (the  issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially  affect, the  issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to the   issuer's  auditors and the audit committee of the small  business  issuer's  board of  directors  (or persons  performing  the equivalent functions):

     a) All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over  financial  reporting  which are  reasonably likely to  adversely  affect  the small  business  issuer's  ability  to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material,  that involves  management or other employees who have a significant  role in the   issuer's  internal control over financial reporting.

Date:  May 16, 2011                By: /s/ Neil Kleinman
                                                         -------------------------
                                                         Neil Kleinman,  CEO

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
         I,   Neil Kleinman , certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2011 for SilverStar Mining Corp.  ;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based  on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition,  results of operations and cash flows of the  issuer as of, and for, the periods presented in this report;

4.    The  issuer's other certifying officer(s) and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange  Act Rules  13a-15(e)  and  15d-15(e))  and  internal  control  over financial  reporting (as defined in Exchange Act Rules  13a-15(f) and 15d-15(f)) for the  issuer and have:

     a)  Designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure  that  material  information  relating  to  the  small  business  issuer, including its  consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during the period in which this  report is being prepared;

      b) Designed such internal control over financial reporting,  or caused such internal control over financial  reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles;

       c) Evaluated the  effectiveness of the  issuer's  disclosure controls and procedures and presented in this report our  conclusions  about the effectiveness  of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

       d)  Disclosed  in this  report  any change in the issuer's internal  control  over  financial  reporting  that  occurred  during  the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially  affect, the  issuer's internal control over financial reporting; and

5. The issuer's other certifying officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to the   issuer's  auditors and the audit committee of the small  business  issuer's  board of  directors  (or persons  performing  the equivalent functions):

     a) All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over  financial  reporting  which are  reasonably likely to  adversely  affect  the small  business  issuer's  ability  to record, process, summarize and report financial information; and

b) Any fraud, whether or not material,  that involves  management or other employees who have a significant  role in the   issuer's  internal control over financial reporting.

Date: May 16, 2011                                              By: /s/  Neil Kleinman
                                                        ----------------------------------
                                                        Neil Kleinman
           Chief Financial Officer

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  SilverStar Mining Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         3.  A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 16, 2011

                                              By: /s/ Neil Kleinman
                                                   ------- -----------------
Neil Kleinman
                                                         Chief Executive Officer

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SilverStar Mining Corp.  (the "Company") on Form 10-Q for the period ended March 31, 2011   as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

         3.  A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  May 16, 2011                By: /s/ Neil Kleinman
                                                        ------------------------------
                                                       Neil Kleinman
          Chief Financial Officer