Form 10-Q
period 2011-06-30
SILVERSTAR MINING CORP.
filed 2011-08-19
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				June 30, 2011
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-140299
SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada					98-0425627
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
350 East 82nd Street Suite 16D, New York, New York					10028
(Address of principal executive offices)					(Zip Code)
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

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ X]	NO
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
Our company had 42,168,837 common shares issued and outstanding as of August 12, 2011.

--

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2011  immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2011	As at 30 September 2010 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	697	1,907

	697	1,907

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,888	20,374
Convertible debentures (Note 5)	18,240	17,118
Demand loan (Note 6)	88,710	35,184
Due to related parties (Note 7)	-	22,500

	114,838	95,176
Stockholders’ deficiency
Capital stock (Note 9)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2011 – 42,168,837 common shares, par value $0.001
30 September 2010 – 42,168,837 common shares, par value $0.001	42,169	42,169
Additional paid-in capital	1,339,852	1,321,852
Shares to be issued (Note 9)	7,500	7,500
Deficit, accumulated during the development stage	(1,503,662)	(1,464,790)

	(114,141)	(93,269)

	697	1,907

Nature, Basis of Presentation and Continuance of Operations (Note 1), Commitments (Note 12) and Subsequent Event (Note 13).

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of incorporation on 5 December 2003 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the nine month period ended 30 June 2011	For the nine month period ended 30 June 2010
	$	$	$	$	$

Expenses
Bank charges and interest (Notes 5 and 6)	36,353	2,288	1,311	5,561	4,261
Consulting	138,467	-	-	-	-
Exploration and development (recovery) (Note 3)	13,029	-	-	-	(600)
Filing fees	17,200	-	-	-	1,928
Investor relations	84,992	-	-	-	-
Legal and accounting (Note 8)	205,942	8,288	11,143	11,347	30,092
Licences and permits	3,416	-	-	-	-
Management fees (Notes 8, 9 and 11)	98,500	4,500	4,500	13,500	13,500
Rent	37,200	1,500	1,500	4,500	4,500
Transfer agent fees	23,533	750	1,175	3,280	2,682
Travel, entertainment and office	26,681	133	-	631	2,539
Write-down of mineral property acquisition costs (Note 3)	811,696	-	-	-	-
Write-down of website development costs	6,600	-	-	-	-

Loss before other items	(1,503,609)	(17,459)	(19,629)	(38,819)	(58,903)

Other items
Foreign exchange gain (loss)	(53)	(53)	-	(53)	-

Net loss for the period	(1,503,662)	(17,512)	(19,629)	(38,872)	(58,903)

Basic and diluted loss per common share		(0.000)	(0.000)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculation		42,168,837	42,168,837	42,168,837	42,168,837

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 30 June 2011	For the three month period ended 30 June 2011	For the three month period ended 30 June 2010	For the nine month period ended 30 June 2011	For the nine month period ended 30 June 2010
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(1,503,662)	(17,912)	(19,629)	(38,872)	(58,903)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest (Notes 5 and 6)	32,767	2,408	1,155	5,465	2,989
Contributions to capital by related parties (Notes 8, 9 and 11)	167,500	6,000	6,000	18,000	18,000
Write-down of mineral property acquisition costs (Note 3)	811,696	-	-	-	-
Write-down of website development costs	6,600	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	7,888	2,250	4,360	(12,486)	(102)
Increase (decrease) in due to related parties	-	(9,370)	7,500	(22,500)	6,500

	(477,211)	(16,224)	(614)	(50,393)	(31,516)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received	(140,221)	-	-	-	-
Mineral property acquisition costs (Note 3)	(21,375)	-	-	-	-
Website development costs	(6,600)	-	-	-	-

	(168,196)	-	-	-	-
Cash flows from financing activities
Convertible debenture (Note 5)	15,000	-	-	-	-
Demand loan (Note 6)	81,683	16,000	2,500	49,183	32,500
Share issue costs	(1,255)	-	-	-	-
Common shares issued for cash (Note 9)	550,677	-	-	-	-
Common shares redeemed (Note 9)	(1)	-	-	-	-

	646,104	16,000	2,500	49,183	32,500
Increase (decrease) in cash and cash equivalents	697	(224)	1,886	(1,210)	984

Cash and cash equivalents, beginning of period	-	921	111	1,907	1,013

Cash and cash equivalents, end of period	697	697	1,997	697	1,997

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscriptions received in advance / Additional paid in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common share issued for cash ($0.33 per share) (Note 9)	3	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	3	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	3	-	1	(750)	(749)
Common shares issued for cash ($0.0003 per share) (Note 9)	30,000,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($0.33 per share) (Note 9)	(3)	-	(1)	-	(1)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($0.0033 per share) (Note 9)	25,500,000	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500,000	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses	-	-	12,000	-	12,000
Share subscriptions received in advance (Note 9)	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($0.15 per share) (Note 9)	4,334,000	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Note 9)	(15,000,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity (deficiency)
		$	$	$	$

Balance at 30 September 2008	44,834,000	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expenses	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($0.25 per share) (Note 9)	950,000	950	236,550	-	237,500
Common shares issued for cash ($0.45 per share) (Note 9)	484,837	485	217,691	-	218,176
Common shares returned to treasury and cancelled (Notes 9 and 11)	(4,100,000)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,168,837	42,169	1,297,852	(1,379,625)	(39,604)
Contributions to capital by related parties – expense	-	-	24,000	-	24,000
Shares to be issued	-	-	7,500	-	7,500
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,168,837	42,169	1,329,352	(1,464,790)	(93,269)
Contributions to capital by related parties – expenses (Notes 8, 9 and 11)	-	-	18,000	-	18,000
Net loss for the period	-	-	-	(38,872)	(38,872)

Balance at 30 June 2011	42,168,837	42,169	1,347,352	(1,503,662)	(114,141)

The accompanying notes are an integral part of these consolidated financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

These consolidated financial statements as at 30 June 2011 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $38,872 for the nine month period ended 30 June 2011 (2010 - $58,903, cumulative - $1,503,012) and has a working capital deficit of $114,141 at 30 June 2011 (30 September 2010 - $93,269).

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

At 30 June 2011, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Reclamation Costs
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

Basic and diluted net loss per share
The Company computes net loss per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Fair value measurement
The carrying value of cash and cash equivalents, accounts payable, convertible debentures, and demand loans approximates their fair value because of the short maturity of these instruments.

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

Comprehensive loss
ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information
ASC 280, “Segment Reporting” guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses
The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2011.

Foreign currency translation
The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principle (“U.S GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

Basic and diluted net loss per share
The Company computes net loss per share in accordance with ASC 260 “Earnings per Share”.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Fair value measurement
The carrying value of cash and cash equivalents, accounts payable, convertible debentures, and demand loans approximates their fair value because of the short maturity of these instruments.

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

Comprehensive loss
ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 June 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information
ASC 280, “Segment Reporting” guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this Codification and does not believe it is applicable at this time.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

Start-up expenses
The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 June 2011.

Foreign currency translation
The Company’s functional and reporting currency is in U.S. dollars.  The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation”.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principle (“U.S GAAP”) requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from these estimates.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  This ASU presents an entity with the option to present the total of comprehensive income, the components of net income, and the component of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity/deficit.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011.  As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement” to amend the accounting and disclosure requirements on fair value measurements.  This ASU limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, this update expands the disclosure on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  ASU No. 2011-04 is to be applied prospectively and is effective during interim and annual periods beginning after 15 December 2011.  The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

3.	Mineral Property Costs

Caribou Mining District Mining Claims
On 16 May 2011, the Company entered into a mineral property option agreement (the “Mineral Property Option Agreement”) to acquire 100% interest in three property claims in British Columbia (the “Caribou Mining District Mining Claims”).  The Mineral Property Option Agreement called for cash payments of $10,000 (Note 13), and the issuance of 2,000,000 common shares of the Company (Note 12).  Each property is subject to a 2.0% NSR with 1% being purchasable for $1,000,000 and an additional 0.5% being purchasable for $500,000.

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
The Company had no expenditures related to the Rose Prospect Lode Mining Claim property for the nine month periods ended 30 June 2011 and 2010.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

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

The Company had no expenditures related to the Pinehurst Properties for the nine month periods ended 30 June 2011 and 2010.

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising fund needed to complete these projects and has written off its deferred mineral property costs related to the project.

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

The Company had no expenditures related to the Silver Strand Properties for the nine month periods ended 30 June 2011 and 2010.

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

The Company had no expenditures related to the Cobalt Canyon Gold Project for the nine month periods ended 30 June 2011 and 2010. The Company wrote off its deferred mineral property costs related to the Cobalt Canyon Gold Project.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

5.	Convertible Debentures

As at 30 June, 2011	As at 30 September, 2010 (Audited)
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the nine month period ended 30 June 2011, the Company accrued interest expense of $1,122 (30 June 2010 – $1,124) (Note 11). The balance as at 30 June 2011 consists of principal of $15,000 (30 September 2010 – $15,000) and accrued interest of $3,240 (30 September 2010 – $2,118), respectively.
18,240	17,118

6.	Demand Loan
	As at 30 June, 2011	As at 30 September, 2010 (Audited)
	$	$

During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party bearing interest at a rate of 10% per annum on any unpaid principle balances.  The demand loan is unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty.  In addition, the Company will issue 250,000 common shares in the Company upon repayment of the loan (Notes 9, 11 and 12).  During the nine month period ended 30 June 2011, the Company accrued interest expense of $2,341 (2010 – $1,833). The balance as at 30 June 2011 consists of principal $30,000 (30 September 2010 – $30,000) and accrued interest of $4,930 (30 September 2010 – $2,589), respectively.
	34,930	32,589
	As at 30 June, 2011	As at 30 September, 2010 (Audited)
	$	$

During the year ended 30 September 2010, the Company accepted a demand loan in the amount of $2,500 from a former director and officer of the Company bearing interest at a rate of 10% per annum on any unpaid principal balance.  The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2011, the Company accrued interest expense of $187 (2010 – $Nil) (Note 11). The balance as at 30 June 2011 consists of principal of $2,500 (30 September 2010 – $2,500) and accrued interest of $282 (30 September 2010 – $95).
	2,782	2,595

During the nine month period ended 30 June 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2011, the Company accrued interest expense of $819 (2010 – $Nil) (Note 11). The balance as at 30 June 2011 consists of principal of $17,183 (30 September 2010 – $Nil) and accrued interest of $819 (30 September 2010 – $Nil).	18,002	-

During the nine month period ended 30 June 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2011, the Company accrued interest expense of $381 (2010 – $Nil) (Note 11). The balance as at 30 June 2011 consists of principal of $16,000 (30 September 2010 – $Nil) and accrued interest of $381 (30 September 2010 – $Nil).	16,381	-

	As at 30 June, 2011	As at 30 September, 2010 (Audited)
	$	$

During the nine month period ended 30 June 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2011, the Company accrued interest expense of $615 (2010 – $Nil) (Note 11). The balance as at 30 June 2011 consists of principal of $16,000 (30 September 2010 – $Nil) and accrued interest of $615 (30 September 2010 – $Nil).	16,615	-

	88,710	35,184

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

7.	Due to Related Parties
Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company, are non-interest bearing, unsecured and have no fixed terms of repayment.

As at 30 June 2011, there are no amounts due to related parties (2010 - $22,500).

8.	Related Party Transactions
During the nine month period ended 30 June 2011, the Company paid or accrued $2,500 to a company related to the Company by way of a shareholder in common for accounting services (2010 - $22,500).

During the nine month period ended 30 June 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2010 - $13,500) and rent in the amount of $4,500 (2010 - $4,500) (Notes 9 and 11).

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

During the nine month period ended 30 June 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2010 - $13,500) and rent in the amount of $4,500 (2010 - $4,500) (Notes 8 and 11).

Shares to be issued
During the year ended 30 September 2010, the Company accepted a demand loan from an unrelated party, in which the Company will issue 250,000 common shares in the Company upon repayment of the loan. The Company accrued interest expense of $7,500 related to the value of 250,000 common shares to be issued (Notes 6, 11 and 12).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

10.	Income Taxes
The Company has losses carried forward for income tax purposes to 30 June 2011.  There are no current or deferred tax expenses for the nine month period ended 30 June 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The provision for refundable federal income tax consists of the following:
	For the nine month period ended 30 June, 2011	For the nine month period ended 30 June, 2010
	$	$

Deferred tax asset attributable to:
Current operations	13,216	20,027
Contributions to capital by related parties	(6,120)	(6,120)
Less: Change in valuation allowance	(7,096)	(13,907)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2011 and 30 September 2010 are as follows:

	As at 30 June, 2011	As at 30 September, 2010 (Audited)
	$	$

Income tax operating loss carryforward	1,485,662	1,464,790

Statutory federal income tax rate	34%	34%
Contributed rent and services	-21.51%	-21.81%
Effective income tax rate	0%	0%

Deferred tax assets	185,585	178,489
Less: Valuation allowance	(185,585)	(178,489)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2011, the Company has an unused net operating loss carry-forward balance of approximately $545,841 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2031.

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2011

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 30 June 2011	For the nine month period ended 30 June 2011	For the nine month period ended 30 June 2010
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

On 24 July 2008, the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 9).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 9).

On 30 September 2009, a former director and officer of the Company returned to treasury 4,100,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 9).

During the year ended 30 September 2010, a former officer of the Company made contributions to capital by forgiving a loan in the amount of $Nil (2009 - $39,000) (Note 9).

During the year ended 30 September 2010, the Company accrued interest of $1,502 (2009 - $15,616, of which $15,000 is related to amortization of debt discount) related to the convertible debentures (Notes 5 and 6).

During the year ended 30 September 2010, the Company accrued interest of $10,184 (2009 - $Nil) related to the demand loans, of which $7,500 is related to the 250,000 common shares to be issued (Notes 6, 9 and 12).

During the nine month period ended 30 June 2011, the Company accrued interest of $5,465 related to the convertible debentures and a demand loan (Notes 5 and 6).

During the nine month period ended 30 June 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2010 - $13,500) and rent in the amount of $4,500 (2010 - $4,500) (Notes 8 and 9).

12.	Commitments
The Company has outstanding and future commitments under the Mineral Property Option Agreement to pay cash and issue common shares of the Company.

As at 30 June 2011, the Company is committed to issue 250,000 common shares of the Company upon repayment of a demand loan (Notes 6, 9, and 11).

13.	Subsequent Event

On 2 August 2011, the Company paid a total of $10,000 related to the Caribou Mining District Mining Claims (Note 3).

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

On May 16, 2011 our recently formed, wholly owned subsidiary, Silverstar Mining Canada, Inc., (“SMCI”) acquired three mining claims encompassing approximately 1,006 hectares in British Columbia, Canada.  In consideration for the transfer of the mining claims, we paid the transferor $10,000 and will issue the transferor two million shares of our common stock.

The mineral claims are located in the Caribou Mining District in east-central British Columbia, Canada.
[Missing Graphic Reference]
[Missing Graphic Reference]

Property Location and Access
There is a growing infrastructure in the region as more of its resources are being exploited by various sized peers and competitors in the area.

The SMCI mineral tenures are located within 65 km northeast of Quesnel, British Columbia, in an area that in part has been logged and re-planted.  Access is by forestry road to the vicinity of the Willow River: the tenures lie both east and west of that river. The bridge across Willow River is located approximately 1250 metres upstream from the south boundary and a logging branch road follows the east side of Willow River.  The total area is 1006 hectares.

We have not conducted any feasibility studies on the mining claims.  However, contiguous and other properties in the immediate vicinity indicate deposits of gold, silver and copper.

In order to determine the commercial viability of the mining claims and commence operations,  a team of professionals is to be assembled to obtain further   detail of potential yield.  Independent consultants estimate that a work program should be done on its major fault structure and could be implemented for up to $150,000.  Initial work would be studying historical information on the area, the trend line and sampling.  The sampling analysis will direct management on subsequent investment of resources.  The sampling program can be achieved with a projected investment of $25,000 up to $75,000 depending on the success of early stage sampling and the amount of samples ultimately taken and evaluated.  A drilling program is estimated to cost roughly $500,000.

Employees
Neil Kleinman serves as our sole officer, director and employee. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three and Nine Months ended June 30, 2011
We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Until we can identify an acquisition candidate or acquire assets, we have attempted to minimize our expenses.  The single largest expense items are attributable to legal and accounting fees incurred in connection with our reporting obligations under the Securities Exchange Act.

For the three and nine months ended June 30, 2011 we incurred $8,288 and $11,347 in legal and accounting fees as compared to $11,143 and $30,092 during the corresponding periods in 2010.   Legal and accounting fees since Inception totaled $205,942.  These costs represent our single largest expense during these respective periods.  These fees were incurred in connection with the preparation of required reports with the Securities and Exchange Commission and legal fees associated with the acquisition of our mining claims.

For the three months ended June 30, 2011 we incurred $2,288 in bank charges and interest, $4,500 in management fees, $1,500 in rental costs, $750 in transfer agent fees and $133 in travel and entertainment.    For the three months ended June 30, 2010 we incurred $1,311 in bank charges and interest, $4,500 in management fees, $1,500 in transfer agent fees and $1,175 attributable to travel and entertainment.  For the nine months ended June 30, 2011 legal and accounting fees totaled $11,347, rent $13,500, consulting $5,576 and $4,500 in transfer agent fees.   During the nine months ended June 30, 2010 legal fees totaled $30,092, rent totaled $13,500 and management fees totaled $13,500.

Our expenses for the three and nine months ended June 30, 2011 were $17,459 and $38,819 as compared to $19,629 and $58,903 for the comparable period in 2010.  Total costs since Inception were $1,503,609.

For the three and nine months ended June 30, 2011, we recorded a net loss of $17,512 and $38,872 as compared to $19,629 and $58,903 in 2010.  Our Net Loss since Inception totaled $1,503,662.

Liquidity and Working Capital

Assets and Liabilities
At June 30, 2011,  we had cash of $697 compared to $1,907 at September 30, 2010.  At June 30,2011, we had current liabilities of $114,838 consisting of $18,240 in convertible debentures, $88,710 in demand notes and $7,888 in accounts payable.   This compares to current liabilities totaling $95,176 at September 30, 2011 consisting of $20,374 in accounts payable, $17,118 in convertible debentures, $35,184 in demand notes and $22,500 due to a related party.

At June 30, 2011, we had a working capital deficit of $114,141 as compared to a working capital deficit of $93,269 at September 30, 2010.   Unless we secure additional debt or equity financing, of which there can be no assurance, we will not be able to continue operations and you may lose your entire investment.  We currently do not have any arrangements in place for any future debt or equity financing.

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

Off-Balance Sheet Arrangements
We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,   evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is not effective due to the following:

Neil Kleinman serves as our sole officer and director.  As such there is no segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements  related thereto.

We do not believe that this weakness has had any impact on our financial reporting and the control environment. Our management does not have any current plans to remediate the weakness as we believe in order to remediate the weakness, we will need to raise capital hire additional accounting personal. We believe the cost to hire additional accounting personal will be approximately $30,000 per year.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

Risks related to our business operations:

We have not generated revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our drilling program proves successful. Even if drilling program is successful, there can be no assurance that we will be able to commercially exploit these resources, generate further revenues or generate sufficient revenues to operate profitably.

We may not be able to generate revenue sufficient to maintain operations

We have incurred significant losses since inception and there can be no assurance that we will be able to reverse this trend. Even if we are able to successfully identify commercially exploitable gold and silver reserves, there is no assurance that we will have sufficient financing to exploit these reserves, generate revenues or find a willing buyer for the properties.

Exploration for economic deposits of gold and silver is speculative.

 Our business is very speculative since there is generally no way to recover any of the funds expended on exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing drilling operations, selling or leasing its interest in the property, or entering into a joint venture with a larger company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

The gold and silver industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing properties with sufficient reserves for economic exploitation.

The gold and silver industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify precious metals. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit drilling opportunities.

Our management has no experience in mining operations.

Our current management has never been involved in the exploration or mining business.   As such, there is substantial doubt whether management has the expertise to effectively run our business and implement our business plan.  As such, we may have to retain additional officers or board members who have experience in the mining sector.   Alternatively, we will have to rely on consultants or other third party suppliers.   Reliance on outside consultants will require the expenditure of significant sums of money which we do not have.  As such, the successful launch of an exploratory drilling program remains in doubt.

We will require additional financing to continue our operations.

We will require significant working capital to undertake our exploration program.   There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to the Company. Should this occur, we will have to significantly reduce our drilling and mining programs.

We may not identify proven reserves to develop any of our properties and our estimates may be inaccurate.

There is no certainty that any expenditures made in our exploration program will result in discoveries of commercially recoverable quantities of gold or silver.   Most exploration projects do not result in the discovery of commercially extractable deposits of gold or silver and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify to be commercially developed. Estimates of reserves, deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, unexpected or unknown results when we re-enter a well, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in estimated reserves, exploration and mining costs may affect the economic viability of any project.

We have no proven reserves.

Our leasehold interests are without known bodies (reserves) of commercial gold, silver or other base metals.  Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its exploration and mining programs.  Mining for gold and silver and other base metals is a highly speculative business, involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines.  There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver.   There is also no assurance that, even if commercial quantities of gold or silver are discovered, a mine can be brought into commercial production. Production/discovery of gold and silver is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine is also dependent upon a number of factors, many of which are beyond the Company’s control, such as worldwide economy, the price of gold and silver, government regulations, including regulations relating to royalties, allowable production and environmental protection.

During our operations we may experience certain unanticipated conditions that may arise or unexpected or unusual events may occur, including fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of the Company.

 We have no history as a company engaged in the mining business.

We have no history of earnings or cash flow from mining activities.  If we identify proven reserves and  are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of gold and silver, the cost of construction and operating a mining operation,  the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration and costs of protecting the environment.

 Our estimates of resources are subject to uncertainty.

 Estimates of resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold or silver  that can be economically processed and mined by us.

 We face many operating hazards.

The development and operation of a mining property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages.

We will be subject to compliance with government regulation that may increase the anticipated cost of those operations.

There are significant governmental regulations that materially restrict mineral property operations.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land, in order to comply with these regulations.  Permits and regulations will control all aspects of our exploration program. Examples of regulatory requirements include:

(a)Water discharge will have to meet drinking water standards;
(b) Dust generation will have to be minimal or otherwise re-mediated;
(c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(d) An assessment of all material to be left on the surface will need to be environmentally benign;
(e) Ground water will have to be monitored for any potential contaminants;
(f) The socio-economic impact of our operation of the Property will have to be evaluated and, if deemed negative, will have to be re-mediated; and
(g) There may have to be an impact report of the work on the local fauna and flora, including a study of potentially endangered species.

We do not maintain liability insurance.

We do not maintain liability insurance. As such, if we are found liable for any action, whether intentional or unintentional, we will be required to satisfy the liability with our own funds.  Currently we have nominal assets and any monetary award would likely result in the close of our operations.  Even assuming a significant increase in our assets and if we secure liability insurance, the amount of the coverage may be insufficient to insure against any award.   Since the Company may not be able, or may elect not to insure, this may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

We face fluctuating gold and silver prices.

The price of gold and silver has experienced significant price movements over short periods of time and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations (including, the U.S. dollar relative to other currencies) interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved exploration and production methods. The supply of and demand for gold and silver are affected by various factors, including political events, economic conditions and production costs in major producing regions.

Environmental and Occupational Regulations will impact our operations.

We are subject to various federal, provincial, and local international laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations relate to, among other things:
• assessing the environmental impact of our exploration and mining activities;
• the generation, storage, transportation and disposal of waste materials;
• the emission of certain gases into the atmosphere;
• the monitoring, abandonment, reclamation and remediation of our mining claims, including sites of former operations; and
• the development of emergency response and contingency plans.

The costs of environmental protection and safety and health compliance are significant.  Compliance with environmental, safety and health initiatives can be costly.  There is no assurance that we will be able to comply with these regulations.  If we cannot comply with these regulations, we will be forced to cease all operations in which case you will lose your entire investment.  We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

Public policy, which includes laws, rules and regulations, can change.

Our operations are generally subject to federal and provincial rules and regulations. In addition, we are also subject to the laws and regulations of local governments. Pursuant to public policy changes, numerous government departments and agencies have issued extensive rules and regulations binding on the mining industry and its individual members, some of which carry substantial penalties for failure to comply. Changes in such public policy have affected, and at times in the future could affect, our operations. Political developments can restrict production levels, enact price controls, change environmental protection requirements, and increase taxes, royalties and other amounts payable to governments or governmental agencies. Existing laws and regulations can also require us to incur substantial costs to maintain regulatory compliance. Our operating and other compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity, particularly changes related to hydraulic fracturing, income taxes and climate change as discussed below.

Drilling operations are hazardous, raise environmental concerns and raise insurance risks.

Drilling operations are by their nature subject to a variety of risks, such as, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay development or production, increase production costs or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons. We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to drilling and mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain operations uneconomic.

 If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

 Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development,   production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at our properties.

We are subject to numerous environmental and other regulatory requirements.

All phases of drilling and exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we hold an interest that was caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Government approvals and permits are required to be maintained in connection with our drilling and exploration activities.  We will require permits for our operations and there is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to the Company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in drilling operations may be required to compensate those suffering loss or damage by reason of our activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on the Company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

There is no assurance that there will not be title or boundary disputes.

Although we have investigated the right to explore and exploit our properties and obtained records from government offices, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or that any property may be subject to prior unregistered agreements and transfers.  The title may be affected by undetected encumbrances or defects or governmental actions. Should this occur, we face significant delays, costs and the possible loss of any investments or commitment of capital.

Local infrastructure may impact our exploration activities and results of operations.

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of the Company.

Because of the speculative nature of exploring and/or mining for gold and silver, there is significant risks that our business will fail.

 Gold and silver exploration is extremely risky. We cannot provide any assurances that our activities will result in commercially exploitable reserves of gold and silver.  Exploration for gold and silver is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves.

The market for gold and silver is volatile.  This will have a direct impact on the Company’s revenues (if any) and profits (if any) and will probably have an adverse affect on our ongoing operations.

 The price of both gold and silver has fluctuated significantly over the past few years. This has contributed to the renewed interest in gold and silver exploration. However, in the event that the price of either gold or silver falls, the interest in exploratory ventures may decline and the value of the Company’s business could be adversely affected.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

●	greater financial and technical resources;

●	longer operating histories and greater experience in gold and silver mining

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls remediated timely.

Pursuant to rules of the Securities and Exchange Commission (the “SEC”) implemented pursuant to Section 404 of the Sarbanes-Oxley Act, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on the operating effectiveness of that public company’s internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release 33-8934 on June 26, 2008, we are required to include in our annual reports our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal years.  Furthermore, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of our management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with our management certification and auditor attestation requirements.

 In the event we identify control deficiencies that we cannot remedy in a timely manner, or if we are unable to receive an unqualified attestation report from our independent registered public accounting firm with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements, and the trading price of our common stock, if a market ever develops, and our ability to obtain any necessary financing could suffer.

Our officers have no experience in managing a public company.

Our officers have no previous experience in managing a public company, and we do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our operations, we may identify other deficiencies that we may not be able to remedy in time to satisfy the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market for our common stock develops, could drop significantly.

 Our officers do not have employment agreements with us and could cease working for us at any time, causing us to cease our operations.

Our officers do not have employment agreements (written or verbal) with us.  In the absence of such employment agreements with restrictive covenants on the part of our officers, our officers could leave us at any time or commence working for a competitive business.  Furthermore, applicable law under which we operate may cast substantial doubt on the enforceability of any restrictive covenants that we may obtain from our officers in the future.  Accordingly, the continued services of our officers cannot be assured.  If our officers were to cease working for us, we may have to cease operations.

 Risks Related to Our Common Stock

The following risks are currently applicable to Silverstar and will remain applicable to the combined company upon completion of the Transaction.

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers and acquisitions and in other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investment.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:
• changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
• fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
• changes in market valuations of similar companies;
• announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
• variations in our quarterly operating results;
• fluctuations in related commodities prices; and
• additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

 Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).
10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
10.8 (14)	Agreement of Purchase and Sale (incorporated by reference from our Current Report on Form 8-k filed on May 25, 2011) Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).
(21)	Subsidiaries of the Registrant
21.1	Silverdale Mining Corp. Silverstar Mining Canada, Inc.,
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)
Dated: August 18 , 2011	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.1

 OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I,  Neil Kleinman,  certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2011 for Silverstar Mining Corp.:

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

Date: August 18, 2011	By: /s/ Neil Kleinman
Neil Kleinman, CEO

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
         I,   Neil Kleinman, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2011 for Silverstar Mining Corp. ;

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

Date: August 18, 2011	By: /s/ Neil Kleinman
Neil Kleinman
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Silverstar Mining Corp. (the "Company") on Form 10-Q for the period ended June 30, 2011  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: August 18, 2011	By: /s/ Neil Kleinman
Neil Kleinman
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverstar Mining Corp.  (the "Company") on Form 10-Q for the period ended June 30, 2011  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: August 18, 2011	By: /s/ Neil Kleinman
Neil Kleinman
Chief Financial Officer