Form 10-Q/A
period 2011-06-30
SILVERSTAR MINING CORP.
filed 2011-09-14
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A-1

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

This amendment to the Company’s Form 10-Q filed August 19, 2011 is being filed to present the Company’s financial statements in an XBRL format.  There has been no change to the Company’s financial statements.

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

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

The accompanying notes are an integral part of these consolidated financial statements.
()

5.	Convertible Debentures

As at 30 June 2011	As at 30 September 2010 (Audited)
$	$

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

In this quarterly report all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation, unless otherwise indicated and the term “Silverdale” means Silverdale Mining Corp., our wholly owned subsidiary.

Overview

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

Results of Operations for the Three and Nine Months ended June 30, 2011

Since our Inception (December 5, 2003) we have not generated any revenues.

For the three and nine months ended June 30, 2011 we incurred $8,288 and $11,347 in legal and accounting fees as compared to $11,143 and $30,092 during the corresponding periods in 2010.   Legal and accounting fees since Inception totaled $202,942.  These costs represent our single largest expense during these respective periods.  These fees were incurred in connection with the preparation of required reports with the Securities and Exchange Commission and legal fees associated with the acquisition of our mining claims.

For the three months ended June 30, 2011 we incurred $2,303 in bank fees, $4,500 in management fees, $1,500 in rental costs, $750 in transfer agent fees and $133 in travel and entertainment.    For the three months ended June 30, 2010 we incurred $1,311 in bank charges and interest, $4,500 in management fees, $1,500 in transfer agent fees and $1,175 attributable to travel and entertainment.  For the nine months ended June 30, 2011 legal and accounting fees totaled $11,347, rent $13,500, consulting $5,576 and $4,500 in transfer agent fees.   During the nine months ended June 30, 2010 legal fees totaled $30,092, rent totaled $13,500 and management fees totaled $13,500.

Our total expenses for the three and nine months ended June 30, 2011 were  $17,474  and $38,834 as compared to $19,629 and $58,903 for the comparable period in 2010.  Total costs since Inception were $1,503,624.

Our Net loss for the three and nine months ended June 30, 2011 totaled $(17,437) and $(38,834) as compared to $(19,629) and $(58,903) in 2010.  Our Net Loss since Inception totaled $(1,503,624).

Liquidity and Working Capital

We have limited assets.  We had $697 in cash at June 30, 2011 as compared to $1,907 at September 30, 2010.  Current liabilities at June 30, 2011 totaled $114,800 consisting of $18,240 in convertible debentures, $88,672 in demand notes and $7,888 in accounts payable.   This compares to current liabilities totaling $95,176 at September 30, 2011 consisting of $20,374 in accounts payable, $17,118 in convertible debentures, $35,184 in demand notes and $22,500 due to a related party.

At June 30, 2011 we had a working capital deficit of $114,103 as compared to a working capital deficit of $93,169 at September 30, 2010.   Unless we secure additional debt or equity financing, of which there can be no assurance, we will not be able to continue operations and you may lose your entire investment.  We currently do not have any arrangements in place for any future debt or equity financing.

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

(a)           Evaluation of Disclosure Controls and Procedures

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

 Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended

(b)           Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

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

There are significant governmental regulations that materially restrict mineral property operations.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land, in order to comply with these regulations.  Permits and regulations will control all aspects of our exploration program. Examples of regulatory requirements include:
(a)	Water discharge will have to meet drinking water standards;
(b)	Dust generation will have to be minimal or otherwise re-mediated;
(c)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
(d)	An assessment of all material to be left on the surface will need to be environmentally benign;
(e)	Ground water will have to be monitored for any potential contaminants;
(f)	The socio-economic impact of our operation of the Property will have to be evaluated and, if deemed negative, will have to be re-mediated; and
(g)	There may have to be an impact report of the work on the local fauna and flora, including a study of potentially endangered species.
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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).
10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
10.8 (14)	Agreement of Purchase and Sale (incorporated by reference from our Current Report on Form 8-k filed on May 25, 2011) Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).
(21)	Subsidiaries of the Registrant
21.1	Silverdale Mining Corp. Silverstar Mining Canada, Inc.,
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer. 101 Interactive Data file for the quarterly period ended June 30, 2011
*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)
Dated: September 14 , 2011	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.1

 OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I,  Neil Kleinman,  certify that:

1. I have reviewed this quarterly report on Form 10-Q/A-1 for the quarter ended June 30, 2011 for Silverstar Mining Corp.:

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
Date: September 14, 2011	By: /s/ Neil Kleinman
Neil Kleinman
CEO

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
         I,   Neil Kleinman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A-1 for the quarter ended June 30, 2011 for Silverstar Mining Corp. ;

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

Date: September 14, 2011	By: /s/ Neil Kleinman
Neil Kleinman
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Silverstar Mining Corp. (the "Company") on Form 10-Q/A-1 for the period ended June 30, 2011  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: September 14, 2011	By: /s/ Neil Kleinman
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

Date: September 14, 2011	By: /s/ Neil Kleinman
Neil Kleinman
Chief Financial Officer