Form 10-K
period 2011-09-30
SILVERSTAR MINING CORP.
filed 2012-01-13
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended: September 30, 2011

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHAGE

ACT OF 1934

For the transition period from :____________ to____________

Commission file number  333-113296
———————

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

350 East 82nd Street, Suite 15D New York, New York 10028
(Address of principal executive offices) (Zip Code)

(917)531-2856
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Not Applicable		None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	X	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information

statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.			✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on March 31,  2011  was approximately $1,265,910 .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Forward-Looking Statements

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on  Form 10-k or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. You can identify these statements as those that may predict, forecast, indicate or imply future results, performance or advancements and by forward-looking words such as “believe,” “anticipate,” “expect,” “estimate,” “predict,” “intend,” “plan,” “project,” “will,” “will be,” “will continue,” “will result,” “could,” “may,” “might” or any variations of such words or other words with similar meanings. Forward-looking statements address, among other things, our expectations, our growth strategies, our plans to acquire additional wind farms, commence development of the wind farms,   our actions, plans or strategies. We are including this cautionary statement in this report to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results for fiscal 2012 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our management:  Actions by our competitors; our inability to manage our growth,  borrowing costs, the regulatory environment  and  the loss of our key executives could materially adversely impact operations.

In addition, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. We do not assume any obligation and do not intend to update any forward-looking statements except as may be required by securities laws.

Item 1.  Description of Business.

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

    Effective September 26, 2011 we reverse split our common stock on a 1,000:1 basis.  As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000

Subsequent Events:

    On November 29, 2011 the Company’s Board of Directors approved the sale of  125,000 units of the Company’s securities to Larry Frick.  The Units were offered at a price of  $0.40 per unit for a total investment of $50,000.  Each unit consisted of one share of common stock and one common stock purchase warrant.  The warrants are exercisable at  $0.70 per share.  The warrant term  is two years.  The warrant(s)   cannot be exercised for a period of six months following the date of issuance.   As a result of this transaction, Larry Frick became our principal shareholder

Our Operations:

    On  May 16, 2011  we acquired mining claims in British Columbia, Canada.  In order to assist you in  understanding  our current and planned operations we are providing you with the following information:

Metric Conversion Table

    For ease of reference, the following conversion factors are provided:

CONVERSION FACTORS AND ABBREVIATIONS

    For ease of reference, the following conversion factors are provided:

1 acre	= 0.4047 hectare	1 mile	= 1.6093 kilometers
1 foot	= 0.3048 meter	1 troy ounce	= 31.1035 grams
1 gram per metric tonne	= 0.0292 troy ounce/ short ton	1 square mile	= 2.59 square kilometers
1 short ton (2000 pounds)	= 0.9072 tonne	1 square kilometer	= 100 hectares
1 tonne	= 1,000 kg or 2,204.6 lbs	1 kilogram	= 2.204 pounds or 32.151 troy oz
1 hectare	= 10,000 square meters	1 hectare	= 2.471 acres

The following abbreviations may be used herein:

Au	= gold	m2	= square meter
G	= gram	m3	= cubic meter
g/t	= grams per tonne	Mg	= milligram
Ha	= hectare	mg/m3	= milligrams per cubic meter
Km	= kilometer	T or t	= tonne
Km2	= square kilometers	Oz	= troy ounce
Kg	= kilogram	Ppb	= parts per billion
M	= meter	Ma	= million years

GLOSSARY OF MINING TERMS

• The following mining terms are used throughout this registration statement.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage
A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material3	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve
The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve
The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve
The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

1
For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Additional Definitions

alteration – any change in the mineral composition of a rock brought about by physical or chemical means assay – a measure of the valuable mineral content

diamond drilling – rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure disseminated – where minerals occur as scattered particles in the rock fault – a surface or zone of rock fracture along which there has been displacement feasibility study – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production formation – a distinct layer of sedimentary rock of similar composition geochemistry – the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere geophysics – the study of the mechanical, electrical and magnetic properties of the earth’s crust geophysical surveys – a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface geotechnical – the study of ground stability

grade – quantity of metal per unit weight of host rock

heap leach – a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals i.e. gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals host rock – the rock in which a mineral or an ore body may be contained in-situ – in its natural position

lithology – the character of the rock described in terms of its structure, color, mineral composition, grain size and arrangement of tits component parts, all those visible features that in the aggregate impart individuality to the rock mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, and mineral deposits on maps mineral – a naturally occurring inorganic crystalline material having a definite chemical composition mineralization – a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals, also the process by which minerals are introduced or concentrated in a rock

National Instrument 43-101 or NI 43-101 – standards of disclosure for mineral projects prescribed by the Canadian Securities Administrators outcrop – that part of a geologic formation or structure that appears at the surface of the earth open pit or open cut – surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body ore – mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore i.e. grams per tonne of ore oxide – gold bearing ore which results from the oxidation of near surface sulfide ore preliminary assessment – a study that includes an economic analysis of the potential viability of Mineral Resources taken at an early stage of the project prior to the completion of a preliminary feasibility study

QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data quartz – a mineral composed of silicon dioxide, SiO2 (silica)

RC (reverse circulation) drilling – a drilling method using a tri-cone bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an outer tube, by liquid and/or air pressure moving through an inner tube.

rock – indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis sediment – particles transported by water, wind or ice

sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip – to remove overburden in order to expose ore

sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

We are  engaged  in the exploration and development of properties in the Caribou Mining District in east-central British Columbia, Canada.  On May 16, 2011 our recently formed, wholly owned subsidiary, Silverstar Mining Canada, Inc., (“SMCI”) acquired three mining claims encompassing approximately 1,006 hectares in British Columbia, Canada.  In consideration for the transfer of the mining claims, we paid the transferor $10,000 and will issue the transferor two million shares of our common stock.

Property Location

The mineral claims are located in the Caribou Mining District in east-central British Columbia

[Missing Graphic Reference]

More specific information relating to the location of the property is also set forth below

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

GEOLOGY:

    Soils present on the SMCI property are mostly residual soils developed over clay-rich glacial-fluvial deposits that were deposited in the waning stages of Quaternary glaciations. Such deposits are inherently inhomogeneous and include materials that have been transported en masse by glacier and stream movement, with periodic episodes of ice ponding during which fine rock flour and silt particles accumulated in quiescent lakes and ponds. During and following de-glaciation, large water flows coupled with post-glacial elastic crustal rebounding modified the landscape to create terrain that approximates that of today. Despite research and various terrain studies, traditional geochemical survey methods have been mostly unsuccessful in relating geochemical analyses to mineral deposits.   Multimode interference (“MMI”) techniques, initially developed to help explore in areas of deep chemical weathering, were modified to be applicable to many different soil types and have proven successful in recognizing metallic mineralization beneath glacial gravels, sands, and lake clays, as well as wet and sandy organic rich soils.  There are many fully licensed laboratories that offer MMI analytical methods, including proprietary extractants specifically designed to treat a variety of multi-element packages. The MMI extractant has the broadest application and is well suited to reconnaissance and early-stage sampling that can be conducted on the SMCI property.

    The SMCI mining claims are on trend with one primary peer in the region, Barkerville Gold Mines, Ltd.  In May 2010, Barkerville confirmed disseminated gold mineralization at various depths up to 250 ft.  There is further exploration planned at new deeper depths along the same trend line (Bonanza Ledge).  The discovery of this Bonanza Ledge has implication for future exploration and represents a viable and previously unexplored target and promise for the region.

    There is no history of drilling on this land that we have identified.  An immediate neighbor, Touchdown Resources has recently finished a sampling program on their property contiguous to the Company’s property.

 [Missing Graphic Reference]

    There is active drilling in the vicinity from Barkerville Gold Mines, Ltd. (BGM.V).   Barkerville,  along with many other peers in the area.

    The Silverstar claim is approximately 7 to 15 kilometers away from Barkerville.  To the south of our property is Tiex, Inc. (TIX.V), nearby is Hawthorne Gold Corp. (HGC.V), Rogers Gold Corp., Barker Minerals, Ltd. (BML.V), next to our property is Touchdown Resources (TDW.V), and the west side of our property is currently occupied by Richfield Ventures Corp. (RCV.V).

RISK FACTORS
Item 1(a)                      Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, out business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

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

    Our business is very speculative since there is generally no way to recover any of the funds expended on exploration unless the existence of commercially exploitable reserves are established and the Company can exploit those reserves by either commencing drilling  operations, selling or leasing its interest in the property, or entering into a joint venture with a larger e company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

The gold and silver industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing properties with sufficient reserves for economic exploitation.

    The gold and silver industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify an gold or silver property. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit drilling opportunities.

Our management has no experience in mining operations.

    Our current management has never been involved in the exploration or mining business.   As such, there is substantial doubt whether management  has the expertise to effectively run our business and implement our business plan.  As such, we will have to retain additional officers or board members who have experience in the mining sector.   Alternatively, we will have to rely on consultants or other third party suppliers.   Reliance on outside consultants will require the expenditure of significant sums of money which we do not have.  As such, the successful launch of an exploratory drilling program remains in doubt.

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

    There is no certainty that any expenditures made in our exploration  program will result in discoveries of commercially recoverable quantities of gold or silver.   Most exploration projects do not result in the discovery of commercially extractable deposits of  gold or silver  and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of reserves, deposits  and production costs can also be affected by such factors as environmental regulations and requirements, weather, unexpected or unknown results when we re-enter a well, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in estimated reserves,  exploration and mining costs may affect the economic viability of any project.

We have no proven reserves.

    Our leasehold interests are without known bodies (reserves) of commercial gold or silver.  Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its exploration and mining programs.  Mining for gold and silver and other base metals is a highly speculative businesses, involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines.  There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver.   There is also no assurance that, even if commercial quantities of gold or silver  are discovered, a mine  can be  brought into commercial production. Production/discovery of gold and silver is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine  is also dependent upon a number of factors, many of which are beyond the Company’s control, such as  worldwide economy, the price of gold and silver,  government regulations, including regulations relating to royalties, allowable production and environmental protection.

    During our operations we may experience certain unanticipated conditions may arise or unexpected or unusual events may occur, including fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of the Company.

 We have no history as a company engaged in the mining business.

    We have no history of earnings or cash flow from mining activities.  If we identify proven reserves and  are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in the prices of gold and silver, the cost of construction and operating a mining operation,  the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration,  as the costs of protection of the environment.

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

    There are significant governmental regulations that materially restrict mineral property operations.  We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land, in order to comply with these regulations.  .  Permits and regulations will control all aspects of our exploration program. Examples of regulatory requirements include:

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

We do not maintain liability insurance.

We do not maintain liability insurance. As such, if we are found liable for any action, whether intentional or unintentional,  we will be required to satisfy the liability with our own funds.  Currently we have nominal assets and any monetary award would likely result in the close of our operations.  Even assuming a significant increase in our assets and we secure liability insurance, the amount of the coverage may be insufficient to cover to insure against any award.   Since the Company may not be able, or may elect not to insure, this may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

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

Public policy, which includes laws, rules and regulations, can change

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

 Risks Related to Our Common Stock

The following risks are currently applicable to Paramount and will remain applicable to the combined company upon completion of the Transaction.

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and in other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common  stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

• changes in securities analysts’ estimates of our financial performance, although there are currently no • analysts covering our stock;
• fluctuations in stock market prices and volumes, particularly among securities of emerging growth • companies;
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

 Item 2.  Properties.

Our executive offices were previously  located at the personal residence of our chief executive officer.  We have accrued $6,000 in rental expense for the use of his personal residence as our  principal place of business.   We believe that this rental fee is fair and reasonable.

 Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of the Security Holders.

None.

PART II
Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
A.           Market Information

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol “SLVM”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on October 18, 2007 under the name “Rose Explorations Inc.” under the symbol, “ROEX”. On March 4, 2008, we changed our name to “Silverstar Mining Corp.” upon completion of our merger with our wholly owned subsidiary, “Silverstar Mining Corp.” and our trading symbol was changed to our current trading symbol, “SLVM”.

The high and low bid price for those periods in which quotes are available is set forth below:

Fiscal year ended September 30, 2011
	LOW*	HIGH*
First Quarter	$12	$30
Second Quarter	$13	$120
Third Quarter	$15	$48
Fourth Quarter	$14.1875	$24

Fiscal year ended September 30, 2010
	LOW*	HIGH*
First Quarter	$0.03	$0.0492
Second Quarter	$0.015	$0.03
Third Quarter	$0.01	$0.013
Fourth Quarter	$0.012	$0.03
*Share price information from Bloomberg.com.
Effective date of the reverse: 9/21/11
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

D.           Equity Compensation Plan

None.

E.           Sale of Unregistered

              There were no sale of unregistered securities during the fiscal year ended September 30, 2011.  However on  November 29, 2011 the Company issued 125,000 shares of its common stock and 125,000 common stock purchase warrants to an investor.  The purchase price was $50,000.

The Company relied upon the exemptive provisions of Section 4(2) of the Securities Act in issuing the securities.

Item 6.

Selected Financial Data.

Not applicable.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended September 30, 2011.

Introduction

We are an exploration stage mining company.  We recently acquired three  mining claims in British Columbia, Canada.  Subject to securing additional financing, our goal is to explore these mining claims to determine if there are proven or probable  reserves of either gold, silver or base metals.  We will also seek to acquire additional mining claims.

Employees

    Mr. Kleinman is our sole employee. We do not expect to hire any additional employees at this time.  Rather,  we will rely on contract laborers and consultants in developing our mining claims.

Results Of Operations For Fiscal Year Ended September 30, 2011 as compared to September 30, 2010.

Revenues

We have never generated  revenues.  We do not anticipate generating revenues in the immediate future, and any revenues that we generate may not be sufficient to cover our operating expenses.  In which case we may have to cease operations and you may lose your entire investment.

    Our operations to date have been financed by the sale of our common stock and third party loans.  Historically, our single largest expense item has been  legal and accounting fees totalling $223,277 since December 5, 2003 (“Inception”).  With limited operations we have been able to reduce these expenses to $28,682 and $40,090 for the fiscal years ended September 30, 2011 and 2010.  These expenses are primarily attributable to our regulatory filings  with the Securities and Exchange Commission and general corporate activities.

    Since Inception we incurred $138,467 in consulting fees but were able to eliminate these expenses in 2011 and 2010 as we contracted our operations.  Management relies on outside consultants for operational assistance  having incurred $18,000 in management fees for the fiscal years ended September 30, 2011 and 2010 and $103,000 since Inception. Management fees paid in 2011 were paid for by capital contributions made by an officer of the Company.

    We previously wrote down several of our prior mineral property acquisitions totalling $811,696.

    In addition to the expenses set forth above for the year ended September 30, 2011 we incurred bank charges totalling $8,454, filing fees totalling $5,294 and travel and entertainment totalling $5,695.  During our fiscal year ended September 30, 2010 these expenses totalled $13,134, $1,988 and $3,432 respectively . Other expenses were nominal.

    For the period ended September 30, 2011 and 2010 we had a net loss of $(72,935) and $(85,165).  Net loss since Inception totalled $(1,537,725).  We anticipate that our operating expenses will increase as we expand operations which will most likely result in increasing operating losses as we do not expect to generate revenues from mining activities.

    Our basis and diluted loss per share in 2011 and 2010 was $(1.73) and $(2.02).

 Liquidity and Capital Resources

Assets and Liabilities

    At September 30, 2011 our current assets totaled $11,674 consisting of $1,674 in cash and mineral claims totaling $10,000.  At September 30, 2010 our sole asset was cash totaling $1,907.

    Current liabilities at September 30, 2011 totaled $161,378 consisting primarily of $120,960 in shareholder demand notes, $18,618 in convertible debentures and $11,800 in accounts payable and accrued liabilities.  At September 30, 2010  current liabilities totaled $102,676 consisting primarily of $35,184 in shareholder demand notes, $22,500 due to a related party, accounts payable and accrued liabilities totaling $20,374 and $17,118 in convertible debentures.

    At September 30, 2011 we had a working capital deficit of $149,704 as compared to a working capital deficit of $100,769 at September 30, 2010.

    We have no revenues to satisfy our ongoing liabilities.  Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue our operations.

    The foregoing is a summary of our operations.  You are urged to review our audited financial statements and footnotes for  more complete information regarding our operations.

Off-Balance Sheet Arrangements

               We have not entered into any off-balance sheet arrangements.  We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in its reports by  Leon & Company, P.A. and James Stafford, Inc. Charted Accoutants and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein:

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2011 & 2010

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	As at 30 September 2011	As at 30 September 2010

Assets

Current
Cash and cash equivalents	$1,674	$1,907

Other
Deposit (Note 5)	10,000	-

Total Assets	11,674	1,907

Liabilities and Stockholders Deficit

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	11,800	20,374
Convertible debentures (Note 7)	18,618	17,118
Shareholder’s demand loans (Note 8)	120,960	35,184
Share issuance liability	7,500	7,500
Due to related parties (Note 9)	2,500	22,500

Total Current Liabilities	161,378	102,676

Stockholders’ deficit
Capital stock (Note 11)
Authorized
225,000 of common shares, par value $1.00
Issued and outstanding
2011 – 42,171 common shares, par value $1.00 (Note 11)
2010 – 42,171 common shares, par value $1.00	42,171	42,171
Additional paid-in capital	1,345,850	1,321,850
Deficit, accumulated during the development stage	(1,537,725)	(1,464,790)

	(149,704)	(100,769)

Total liabilities and stockholder’s deficit	$11,674	$1,907

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 30 September 2011 (Unaudited)	For the year ended 30 September 2011	For the year ended 30 September 2010

Expenses
Bank charges and interest (Note 7 and 8)	$39,266	$8,454	$13,134
Consulting	138,467	-	-
Exploration and development (Note 5)	13,028	-	-
Filing fees	22,494	5,294	1,988
Investor relations	84,992	-	-
Legal and accounting (Note 10)	223,277	28,682	40,090
Licences and permits	3,415	-	-
Management fees (Notes 10, 11 and 13)	103,000	18,000	18,000
Rent (Notes 10, 11 and 13)	38,700	6,000	6,000
Transfer agent fees	25,949	5,695	3,432
Travel, entertainment and office	26,788	739	2,539
Foreign exchange (gain) or loss	53	71	(18)
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-

Net loss for the period	$(1,537,725)	$(72,935)	$(85,165)

Basic and diluted loss per common share		$(1.73)	$(2.02)

Weighted average number of common shares used in per share calculations (Note 11)		42,171	42,171

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 30 September 2011 (Unaudited)		For the year ended 30 September 2011		For the year ended 30 September 2010
		$		$	$
Cash flows used in operating activities
Net loss for the period	(1,537,725)		(72,935)			(85,165)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	18,618		1,500			1,502
Accrued interest – shareholder demand loan (Note 8)	16,777		6,593			10,184
Contributions to capital by related parties (Notes 10, 11 and 13)	173,500		24,000			24,000
Write-down of mineral property acquisition costs (Note 5)	811,696		-			-
Write-down of website development costs (Note 4)	6,600		-			-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-		-			-
Increase (decrease) in accounts payable and accrued liabilities	11,800		(8,574)			3,873
Increase (decrease) in due to related parties	2,500		(20,000)			14,000

	(496,234)		(69,416)			(31,606)
Cash flows used in investing activities
Acquisition of Silverdale, net of cash received	(140,221)		-			-
Mineral property acquisition costs (Note 5)	(31,375)		(10,000)			-
Website development costs (Note 4)	(6,600)		-			-

	(178,196)		(10,000)			-
Cash flows from financing activities
Convertible debenture (Note 7)	15,000		-			-
Shareholder’s demand loan (Note 8)	111,683		79,183			32,500
Share subscriptions received in advance (Note 11)	-		-			-
Share issue costs	(1,255)		-			-
Common shares issued for cash (Note 11)	550,677		-			-
Common shares redeemed (Note 11)	(1)		-			-

	676,104		79,183			32,500

Increase (decrease) in cash and cash equivalents	1,674		(233)			894

Cash and cash equivalents, beginning of period	-		1,907			1,013

Cash and cash equivalents, end of period	1,674		1,674			1,907

Supplemental Disclosures with Respect to Cash Flows (Note 13)

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$

Balance at 5 December 2003 (inception)	-	-	-	-	-
Common shares issued for cash ($333 per share) (Note 11)	0.003	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0.003	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0.003	-	1	(750)	(749)
Common shares issued for cash ($1 per share) (Note 11)	30,000	30,000	(20,000)	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(.003)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30,000	4,000	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	25,500	59,500	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	55,500	87,500	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4,334	645,766	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15,000)	15,000	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834	44,834	1,181,187	(369,103)	856,918

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital		Deficit, accumulated during the development stage		Stockholders’ equity
			$		$		$	$

Balance at 30 September 2008	44,834	44,834		1,181,187		(369,103)			856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-		65,500		-			65,500
Share subscriptions received in advance	-	-		(422,176)		-			(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	950		236,550		-			237,500
Common shares issued for cash ($448 per share) (Note 11)	487	487		217,689		-			218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(4,100)		4,100		-			-
Intrinsic value of beneficial conversion feature (Note 11)	-	-		15,000		-			15,000
Net loss for the year	-	-		-		(1,010,522)			(1,010,522)

Balance at 30 September 2009	42,171	42,171		1,297,850		(1,379,625)			(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-		24,000		-			24,000
Shares to be issued (Note 11)	-	-		-		-			-
Net loss for the year	-	-		-		(85,165)			(85,165)

Balance at 30 September 2010	42,171	42,171		1,321,850		(1,464,790)			(100,769)

Reverse split 1,000:1 (Note 11)	-	-		-		-			-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-		24,000		-			24,000
Net loss for the year	-	-		-		(72,935)			(72,935)

Balance at 30 September 2011	42,171	42,171		1,345,850		(1,537.725)			(149,704)

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2011

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

These consolidated financial statements as at 30 September 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $72,935 for the year ended 30 September 2011 (2010 - $85,165, 2009 - $1,010,522, 2008 - $263,596, cumulative - $1,537,725) and has working capital deficit of $159,704 at 30 September 2011 (2010 – working capital deficit of $100,769; 2009 – working capital deficit of $39,604).

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

At 30 September 2011, the Company had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclamation costs.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 30 September 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 30 September 2011.

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

Changes in accounting policies

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. ASU No. 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB ASC, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements”. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU No. 2010-02 was effective for the Company starting 1 January 2010. The Company’s adoption of ASU No. 2010-2 did not have a material impact on the Company’s consolidated financial statements.

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

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 10 and 12).  Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008. The acquisition of Silverdale expands the Company’s business of acquiring and exploring mineral properties.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:
 $
Assets purchased:
Cash and cash equivalents 1,539
Mineral property interests                                                                            790,321

Total assets acquired                                                                            791,860

Purchase price                                                                                      791,860

4.	Website Development Costs

					Net Book Value
	Cost		Accumulated amortization / Impairment		30 September 2011		30 September 2010
		$		$		$	$

Website and development costs	6,600		(6,600)		-			-

	6,600		(6,600)		-			-

During the year ended 30 September 2011, the Company incurred website development costs of $Nil (2010 - $Nil).

5.	Mineral Property Costs

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the year ended 30 September 2011 were $Nil (2010 – recovery $Nil, 2009 - $600, 2008 - $445, 2007 - $Nil).

During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim

Pinehurst Properties

    During the year ended 30 September 2007, the Company entered into a mineral property option agreement, through its wholly-owned subsidiary, to acquire an undivided 100% right, title and interest in eight unpatented mining claims described as the “Corby”, “Cory FR”, “Walker”, “Linda”, “Eddie”, “Smokey”, “Dorian” and “Valerine” claims (the “Pinehurst Properties”) located near Pinehurst, Shoshone County, Idaho.  The mineral property option agreement calls for cash payments of $1,000,000 ($50,000 paid), the issuance of 1,000 restricted common shares of the Company and the completion of exploration expenditures of $1,000,000 on the claims detailed as follows:

		Payments $	Shares	Exploration expenditures $
Upon execution of agreement	(paid)	50,000	100	100,000
On or before 14 September 2009		100,000	150	200,000
On or before 14 September 2010		350,000	250	300,000
On or before 14 September 2011		500,000	500	400,000

Total		1,000,000	1,000	1,000,000

Expenditures related to the Pinehurst Properties for the year ended 30 September 2011 consist of geology and engineering of $Nil (2010 - $Nil, 2009 - $Nil, 2008 - $6,800, 2007 - $Nil).  During the year ended 30 September 2011, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $Nil (2010 - $Nil, 2009 - $3,400, 2008 - $Nil, 2007 - $Nil).

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

Expenditures related to the Silver Strand Properties for the year ended 30 September 2011 consist of acquisition costs of $Nil (201 - $Nil, 2009 - $Nil, 2008 - $270,000, 2007 - $Nil).

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

Expenditures related to the Cobalt Canyon Gold Project for the year ended 30 September 2011 consist of acquisition costs of $Nil (2010 - $Nil, 2009 - $2,458, 2008 - $15,000, 2007 - $Nil).

The Company wrote off its deferred mineral property costs related to the Gold Canyon Gold Project.

AHB Claims

On 16 May 2011, tthe Company entered into an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha).

The Company paid $10,000 cash as a deposit and is required to issue 2,000 common shares upon closing (Note 15) and is subject to a 2% NSR (Net Smelter Royalty). The Company has an option to purchase 1% of the NSR for $1 million and an additional 0.5% of the NSR $500,000. The Company issued the 2,000 shares in December 2011 and closed on the property.

 Expenditures related to the AHB Claims for the year ended 30 September 2011 consist of acquisition costs of $10,000.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures
Balance at 30 September 2011	Balance at 30 September 2010
$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the year ended 30 September 2011, the Company accrued interest expense of $1,500 (30 September 2010 - $1,502; 30 September 2009 – $15,616 of which $15,000 is related to amortization of debt discount (Note 13)). The balance as at 30 September 2011 consists of principal and accrued interest of $15,000 (30 September 2010 - $15,000; 30 September 2009 – $15,000) and $3,618 (30 September 2010 - $2,118; 30 September 2009 – $616), respectively.
18,618	17,118

8.	Shareholder’s Demand Loans
Balance at 30 September 2011	Balance at 30 September 2010
$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). During the twelve month period ended 30 September 2011, the Company accrued interest expense of $3,096 (30 September 2010 - $10,089; 30 September 2009 – $Nil). The balance as at 30 September 2011 consists of principal of $30,000 (30 September 2010 - $30,000; 30 September 2009 – $Nil) and accrued interest of $5,685 (30 September 2010 - $2,589; 30 September 2009 – $Nil).
35,685	32,589

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the twelve month period ended 30 September 2011, the Company accrued interest expense of $250 (30 September 2010 - $95; 30 September 2009 – $Nil). The balance as at 30 September 2011 consists of principal of $2,500 (30 September 2010 - $2,500; 30 September 2009 – $Nil) and accrued interest of $345 (30 September 2010 - $95; 30 September 2009 – $Nil).
	2,845	2,595
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2011, the Company accrued interest expense of $1,208 (2010 – $Nil) (Note 11). The balance as at 30 September 2011 consists of principal of $17,183 (30 September 2010 – $Nil) and accrued interest of $1,208 (30 September 2010 – $Nil).	18,391	-
	Balance at 30 September 2011	Balance at 30 September 2010
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2011, the Company accrued interest expense of $207 (2010 – $Nil) (Note 11). The balance as at 30 September 2011 consists of principal of $14,000 (30 September 2010 – $Nil) and accrued interest of $207 (30 September 2010 – $Nil).	14,207	-
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2011, the Company accrued interest expense of $110 (2010 – $Nil) (Note 11). The balance as at 30 September 2011 consists of principal of $16,000 (30 September 2010 – $Nil) and accrued interest of $110 (30 September 2010 – $Nil).	16,110	-
	120,960	35,184

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At September 30, 2011 the balance owing was $2,845 (30 September 2010 - $2,595; (Note (8).

A trade payable due to a shareholder that provides contract services to the company was on September 30, 2011 $2,500 (30 September 2010 - $22,500) is non-interest bearing, unsecured and has no fixed terms of repayment.

10.	Related Party Transactions

On 1 April 2008, the Company has agreed to pay a officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party.  The Company paid or accrued $26,000 to the director for these services during the year ended 30 September 2009.  This officer and director of the Company resigned during the year ended 30 September 2009.
On 1 April 2008, the Company has agreed to pay a officer of the Company of $3,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party.  The Company paid or accrued $17,500 to the officer for these services during the year ended 30 September 2009.  This officer of the Company resigned during the year ended 30 September 2009.

During the year ended 30 September 2009, the Company paid or accrued $9,000 to a company related to the Company by way of a director in common for investor relation services.

During the year ended 30 September 2009, the Company paid or accrued $28,500 to a Company related to the Company by way of a shareholder in common for accounting services.

During the year ended 30 September 2009, the Company paid or accrued $4,500 to a shareholder of the Company for management and consulting services.

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 and rent in the amount of $4,500  (Notes 11 and 13).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000.  This loan forgiveness has been recorded as contributions to capital (Notes 11 and 13).

During the year ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2010 - $18,000) and rent in the amount of $6,000 (2010 - $6,000) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000 post reverse split common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 42,171 common shares with a par value of $1.00 per common share.

On 7 September 2011 the Company announced effective 22 September 2011, the Company will complete a reverse split with a 1,000 to 1 ratio thereby reducing issued and outstanding capital stock from 42,168,837 common shares with a par value of $0.001 to 42,171 common shares with a par value of $1.00. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

On 3 December 2003, a total of .003 common shares of the Company were issued for cash proceeds of $1.

On 1 January 2006, a total of 30,000 common shares were issued to an officer and director of the Company for cash proceeds of $10,000.

On 1 January 2006, a total of .003 common shares of the Company were redeemed for proceeds of $1.  These common shares were cancelled on the same date.

On 3 May 2007, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 25,500 common shares for total cash proceeds of $85,000.
On 4 March 2008, the Company affected a three (3) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock.  The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 18,500,000 to 55,500,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 225,000,000 shares par value $0.001.  The consolidated financial statements have been retroactively adjusted to reflect this stock split.

On 24 July 2008, the Company issued 4,334 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 13).

On 24 July 2008, the Company issued 1,000 common shares related to a public offering of securities in error.  A total of 500 of these common shares were returned to treasury and cancelled.  A total of 500 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common  shares reported as issued and outstanding at 30 September 2009.

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 13).

On 10 October 2008, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 950 common shares for total cash proceeds of $237,500.  As noted above on 24 July 2008, the Company issued 1,000 common shares related to this public offering of securities in error.  A total of 500 of these common shares were returned to treasury and cancelled.  A total of 500 of these common shares remain outstanding and the Company is in the process of obtaining these common shares for return to treasury and cancellation.  The Company has placed a trading restriction on these common shares pending their receipts to treasury and cancellation and has excluded them from total number of common shares reported as issued and outstanding at 30 September 2009.

On 15 January 2009, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 487 common shares for total cash proceeds of $218,176.

During the year ended 30 September 2009, former directors and officers of the Company returned to treasury 4,100 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 13).

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Notes 10 and 13).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000.  This loan forgiveness has been recorded as contributions to capital (Notes 10 and 13).

During the year ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Notes 11 and 13).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2011.  There are no current or deferred tax expenses for the year ended 30 September 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 September 2011		For the year ended 30 September 2010
		$		$

Deferred tax asset attributable to:
Current operations	26,498		28,956
Contributions to capital by related parties	(4,930)		(8,160)
Write-down of mineral property acquisition costs	-		-
Less: Change in valuation allowance	(21,568)		(20,796)

Net refundable amount	-		-

The composition of the Company’s deferred tax assets as at 30 September 2011, 2010, 2009 and 2008 are as follows:

	As at 30 September 2011		As at 30 September 2010
		$		$

Net income tax operating loss carry forward	1,535,225		1,464,769

Statutory federal income tax rate	34%		34%
Other reconciling items, net	0%		21.84%
Effective income tax rate	0%		0%

Deferred tax assets	193,945		178,489
Less: Valuation allowance	(193,945)		(178,489)

Net deferred tax asset	-		-

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 30 September 2011, the Company has an unused net operating loss carry-forward balance of approximately $1,535,225 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

13.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 30 September 2011 (Unaudited)		For the year ended 30 September 2011		For the year ended 30 September 2010
	$		$		$

Cash paid during the year for interest		-		-		-
Cash paid during the year for income taxes		-		-		-

On 24 July 2008, the Company issued 4,334 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Note 10).

On 30 September 2008, a former director and officer of the Company returned to treasury 15,000 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2008 (Note 10).

On 30 September 2009, a former directors and officers of the Company returned to treasury 4,100 common shares of the Company for proceeds of $Nil.  These shares were cancelled during the year ended 30 September 2009 (Note 10).

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

During the year ended 30 September 2009, the Company accrued interest of $616 related to the convertible debentures and $15,000 related to authorization of debt discount (Note 7).

During the year ended 30 September 2010, the Company accrued interest of $4,186 related to the convertible debentures (Note 7) and demand loans and $7,500 related to the issuance of 250 post reverse share issuance liability (Note 8).

During the year ended 30 September 2011, the Company accrued interest of $8,093 related to the convertible debentures (Note 7) and demand loans (Note 8).

During the year ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Notes 11 and 13).

14.	Commitment

The Company is committed to issue 250 common shares of the Company upon repayment of the shareholder’s demand loan in the amount of $35,184 as at 30 September 2010 is repaid (Note 8).

The Company is committed to issue 2,000 common shares of the Company under the terms of the ABH Claims Purchase and Sale Agreement (Note 5 and 15).

15.	Subsequent Event

On November 29, 2011 the Company's Board of Directors approved the sale of 125,000 units of the Company's securities to Larry Frick. The Units were offered at a price of $0.40 per unit for a total investment of $50,000. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.70 per share. The warrant term is two years. The warrant(s) cannot be exercised for a period of six months following the date of issuance.  With the issuance of the 125,000 shares of common stock, the Company will have 167,669 shares of common stock issued and outstanding. As a result, Mr. Frick will be our principal shareholder own approximately 75% of the Company's issued and outstanding shares of common stock.

On 22 December 2011 the Company issues 2,000 shares in accordance with the terms of the ABH Claims Purchase and Sale Agreement (Note 5 and 14) with a value of $320. The valuation was based on the closing price of the shares on 22 December 2011.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

We were not able to implement these controls since Mr. Kleinman serves as our sole officer and director.   Until such time as the Company is able to retain a chief financial  officer and/or another director,  there will be deficiencies in our internal controls.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information.
None.

 PART III
Item 10.

Directors, Executive Officers and Corporate Governance.

         The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name:	Position:	Held Since:
Neil Kleinman	CEO/PRES/SECRETARY/TREASURER/ DIRECTOR	October, 2010

Neil Kleinman is the VP of Corporate Development for Webair Internet Development Corp ("Webair"). Neil's responsibilities include handling all corporate development and corporate finance related matters. Neil has worked in the financial industry for more than 19 years and provides critical and strategic thinking to management.

Prior to Webair, Neil served investment banking roles with Cresta Capital Strategies, New York and Sands Brothers Asset Management, Greenwich, CT, where he collaborated with management of publicly listed and privately held entities to obtain capital and provide strategic guidance on growth alternatives. He also served as Executive Vice President and Treasurer of Interfor, Inc. Interfor specializes in investigations for corporations, law firms and financial institutions. From September 2003 to November 2007, Neil held the role of origination and underwriting for Laurus Capital Management and worked with a distinguished deal team to originate, process, structure and close more than 300 transactions. During his tenure, he managed a variety of outside advisors, provided meaningful support to portfolio companies and the asset base grew from less than $20 million to over $2 billion. It was during this time that Laurus received the MarHedge Award for Best Niche Strategy/Innovative Category (2004) and Absolute Returns Alternative Investment Manager of the Year (2006).

Prior to Laurus, Neil was with Bloomberg, LP from March 2001 to August 2003, on the Chicago sales team. There he sold the Professional Service to a diverse community of buy-side and sell-side firms and worked with the treasury departments of Fortune 500 Illinois-based companies. He served as a Registered Representative for regional and wire house firms and was Principal of his own broker-dealers during the first ten years of his career and specialized in wealth management, defined contribution plans and underwritings.

Neil graduated from the Smeal College of Business, Pennsylvania State University with a Bachelor of Science in Accounting. He currently holds his FINRA Series 7, 63 and 79 licenses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended September 30, 2011, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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

Item 11.  Executive Compensation.

The following table discloses compensation paid during the fiscal years ended September 30, 2011 and 2010 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended September 30, 2011 and 2010  (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Mr. Lawrence Siccia, former CEO Mr. Neil Kleinman CEO	2011 2010 2011 2010	$0 $0 $0 $0	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	$0 $0 $0 $0

*Neil Kleinman was elected as our sole officer and director in October 2010.

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

    None.

Outstanding Equity Awards at Fiscal Year End

    No equity awards were outstanding as of the year ended September 30, 2011.

Compensation of Directors

    We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2011.

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

         The following table sets forth certain information as of September 30, 2011 respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Neil Kleinman 350 East 82nd Street Suite 15(d) New York, NY 10028	5,000*	11.9%
Directors and Executive Officers as a Group	5,000*	11.9%

*Reflects a reverse split of the Company’s common stock effective September 21, 2011

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on  September 30, 2011.  As of September 30, 011,  there were 42,171 shares of our company’s common stock issued and outstanding.

Change in Control

On November 29, 2011 the Company’s Board of Directors approved the sale of  125,000 units of the Company’s securities to Larry Frick.  The Units were offered at a price of  $0.40 per unit for a total investment of $50,000.  Each unit consisted of one share of common stock and one common stock purchase warrant.  The warrants are exercisable at  $0.70 per share.  The warrant term  is two years.  The warrant(s)   cannot be exercised for a period of six months following the date of issuance.

The Company relied upon the exemptive provisions of Section 4(2) of the Securities Act in issuing the securities.

With the issuance of the 125,000 shares of common stock, the Company will have 167,669 shares of common stock issued and outstanding.  As a result,  Mr. Frick is  our principal shareholder owning  approximately 75%  of the Company’s issued and outstanding shares of common stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

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

During the year ended September 30, 2011 and officer and director of the Company made contributions to capital for management fees totalling $18,000 and for $6,000 in rent.

Item 14.  Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $18,500 and  $13,000  for the audit of our annual financial statements for the fiscal years ended September 30, 2011 and 2010  respectively,  and $5,500 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2011 and 2010 respectively.

    AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."  There were no such fees billed for the fiscal year ended September 30, 2011 and 2010.

           TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

           ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended September 30, 2011 and 2010.

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

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended September 30, 2011 and 2010 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our  Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended  September 30, 2011, for filing with the Securities and Exchange Commission.

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

Silverstar Mining Corp.

Date: January 13, 2012	By: /s/ Neil Kleinman
Neil Kleinman
CEO/President

Exhibit 31.1

OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Neil Kleinman, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended September 30, 2011 of Silverstar, Mining Corp.

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
Disclosed  in this  report  any change in the issuer’s internal  control  over  financial  reporting  that  occurred  during  the  issuer's most recent fiscal quarter (the  issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially  affect, the  issuer's internal control over financial reporting; and

5.
The issuer’s  other certifying officer(s) and I have disclosed, based  on  our  most  recent  evaluation  of  internal  control  over  financial reporting,  to the   issuer's  auditors and the audit committee of the small  business  issuer's  board of  directors  (or persons  performing  the equivalent functions):

a)
All significant  deficiencies  and material  weaknesses in the design or operation of internal  control over financial  reporting  which are  reasonably likely to  adversely  affect  the small  business  issuer's  ability to record, process, summarize and report financial information; and

a)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date: January 13, 2012	By: /s/ Neil Kleinman
Neil Kleinman
Chief Executive Officer

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I, Neil Kleinman, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended September 30, 2011 of Silverstar, Mining Corp.

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

a)
Designed such disclosure controls and procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

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
Disclosed  in this  report  any change in the small  business issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5.
The issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal  control over financial reporting, to the issuer's auditors and the audit committee of the small business  issuer's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over  financial  reporting  which are  reasonably likely to  adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date: January 13, 2012	By: /s/ Neil Kleinman
Neil Kleinman, CFO

EXHIBIT 32.1

                                                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                                                                             AS ADOPTED PURSUANT TO
                                                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of  Silverstar  Mining Corp.   (the "Company") on Form 10-K for the period ended September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: January 13, 2012	By: /s/ Neil Kleinman
Neil Kleinman
Chief Executive Officer

EXHIBIT 32.2

                                                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                                                                             AS ADOPTED PURSUANT TO
                                                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Silverstar Mining Corp. (the “Company") on Form 10-K for the period ended September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: January 13, 2012	By: /s/ Neil Kleinman
Neil Kleinman
Chief Financial Officer