Form 10-K/A
period 2011-09-30
SILVERSTAR MINING CORP.
filed 2012-01-25
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A -1
———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: September 30, 2011
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

———————

Nevada	333-113296	98-0425627
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ 07311
(Address of Principal Executive Office) (Zip Code)

210-633-4716
(Registrant’s telephone number, including area code)

350 East 82nd. Street, Suite 15D New York NY 10028
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Not Applicable		None

Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	ü	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	ü	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).	ü	Yes		No

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		ü

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	ü	No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter as reported by the OTCBB on March 31, 2011 was approximately $1,265,910.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. [Insert]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

		Yes		No

DOCUMENTS INCORPORATED BY REFERENCE
None

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

     EXPLANATORY NOTE

    Silverstar Mining Corp.  is filing this Amendment No. 1 to its Annual Report on Form 10–K for the fiscal year ended September 30, 2011,  as filed with the U.S. Securities and Exchange Commission on January 13, 2012.    This Amendment No. 1 is being filed to submit the Company’s financial statements in an XBRL format.   There has been no change to the Company’s financial statements.

    This Amendment No. 1 does not reflect events that have occurred after the original filing of the Annual Report.

    Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended  and refiled as of the date of this Amendment No. 1 and are included as Exhibits 31.2, 31.2, 32.1 and 32.2 hereto.

    This Amendment No. 1 should be read in conjunction with the original filing of our Annual Report for the period ended September 30, 2011 and our other filings made with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Index to Exhibits

23.           Consent of James Staffford

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

Silverstar Mining Corp.

Date: January 25, 2012	By: /s/ Neil Kleinman
Neil Kleinman
CEO/President

JAMES STAFFORD
James Stafford, Inc. Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 www.jamesstafford.ca

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 24 December 2010, except for Note 15, asto which the date is 7 January 2011, with respect to the consolidated balance sheets of Silverstar Mining Corp. (the “Company”) as at 30 September 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 30 September 2010 on Form 10-K of the Company dated 13 January 2012.

/s/ “James Stafford”
Vancouver, Canada	Chartered Accountants
13 January 2012