Form 10-Q
period 2011-12-31
SILVERSTAR MINING CORP.
filed 2012-02-14
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		December 31, 2011
or
[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission File Number		333-140299
SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada			98-0425627
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ			07311
(Address of principal executive offices)			(Zip Code)
210.633.4716
(Registrant’s telephone number, including area code)
350 East 82nd Street Suite 15D New York, NY 10028
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
Our company had 169,171 common shares issued and outstanding as of February 10, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended December 31, 2011 immediately follow and are an integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Silverstar Mining Corp.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 December 2011

--

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)
	As at 31 December 2011		As at 30 September 2011
		$	$
Assets

Current
Cash and cash equivalents	28,356			1,674
Prepaid expense	217			-
Total Current Assets	28,573			1,674

Other
Investment in Mineral Properties (Note 5)	10,320			10,000

Total Assets	38,893			11,674

Liabilities and Stockholder’s Deficit

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	5,050			11,800
Convertible debentures (Note 7)	18,996			18,618
Shareholder’s demand loans (Note 8)	123,577			120,960
Share issuance liability	7,500			7,500
Due to related parties (Note 9)	4,000			2,500

Total Current Liabilities	159,123			161,378

Stockholders’ Deficit
Capital stock (Note 11)
Authorized
225,000 of common shares, par value $1.00
Issued and outstanding
2011 – 169,171 common shares, par value $1.00 (Note 11)
2010 – 42,171 common shares, par value $1.00	169,171			42,171
Additional paid-in capital	1,275,170			1,345,850
Deficit, accumulated during the development stage	(1,564,571)			(1,537,725)

	(120,230)			(149,704)

	38,893			11,674

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2011		For the three month period ended 31 December 2011		For the three month period ended 31 December 2010
		$		$	$

Expenses
Bank charges and interest (Note 7, 8 and 13)	42,724		3,458			1,399
Consulting	138,467		-			-
Exploration and development (Note 5)	13,028		-			-
Filing fees	22,868		374			-
Investor relations	84,992		-			-
Legal and accounting (Note 9 and 10)	238,339		15,062			4,300
Licences and permits	3,416		-			-
Management fees (Notes 10, 11 and 13)	107,500		4,500			4,500
Rent (Notes 10, 11 and 13)	40,299		1,599			1,500
Transfer agent fees	26,608		660			905
Travel, entertainment and office	27,981		1,193			-
Foreign exchange loss	53		-			-
Write-down of mineral property acquisition costs (Note 5)	811,696		-			-
Write-down of website development costs (Note 4)	6,600		-			-

Net loss for the period	(1,564,571)		(26,846)			(12,604)

Basic and diluted loss per common share			(0.480)			(0.299)

Weighted average number of common shares used in per share calculations			55,975			42,171

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2011		For the three month period ended 31 December 2011		For the three month period ended 31 December 2010
		$		$	$

Cash flows from operating activities
Net loss for the period	(1,564,571)		(26,846)			(12,604)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	18,996		378			-
Accrued interest – shareholder demand loan (Note 8)	19,395		2,617			1,249
Contributions to capital by related parties (Notes 10, 11 and 13)	179,500		6,000			6,000
Write-down of mineral property acquisition costs (Note 5)	811,696		-			-
Write-down of website development costs (Note 4)	6,600		-			-
Changes in operating assets and liabilities Prepaids and Mining property	(537)		(537)			-
Increase (decrease) in accounts payable and accrued liabilities	5,050		(6,750)			(11,998)
Increase in due to related parties	4,000		1,500			80

	(519,873)		(23,638)			(17,273)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)		-			-
Mineral property acquisition costs (Note 5)	(31,375)		-			-
Website development costs (Note 4)	(6,600)		-			-

	(178,196)		-			-
Cash flows from financing activities
Convertible debenture	15,000		-			-
Demand Loan	111,683		-			17,183
Share subscriptions received in advance	-		-			-
Share issue costs	(1,255)		-			-
Common shares issued for cash (Note 11)	600,997		50,320			-

	726,425		50,320			17,263

Increase (decrease) in cash and cash equivalents	28,356		26,682			(90)

Cash and cash equivalents, beginning of period	-		1,674			1,907

Cash and cash equivalents, end of period	28,356		28,356			1,817

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)
	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital		Deficit, accumulated during the development stage		Stockholder’s equity
			$		$		$	$
Balance at 5 December 2003 (inception)	-	-		-		-			-
Common shares issued for cash ($333 per share) (Note 11)	0.003	-		1		-			1
Net loss for the period	-	-		-		(450)			(450)

Balance at 30 September 2004	0.003	-		1		(450)			(449)
Net loss for the year	-	-		-		(300)			(300)

Balance at 30 September 2005	0.003	-		1		(750)			(749)
Common shares issued for cash ($1 per share) (Note 11)	30,000	30,000		(20,000)		-			10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0.003)	-		(1)		-			(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-		24,000		-			24,000
Net loss for the year	-	-		-		(40,190)			(40,190)

Balance at 30 September 2006	30,000	30,000		4,000		(40,940)			(6,940)
Contributions to capital by related parties – expenses	-	-		24,000		-			24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	25,500		59,500		-			85,000
Net loss for the year	-	-		-		(64,567)			(64,567)

Balance at 30 September 2007	55,500	55,500		87,500		(105,507)			37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-		12,000		-			12,000
Share subscriptions received in advance	-	-		422,176		-			422,176
Share issue costs	-	-		(1,255)		-			(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4,334		645,766		-			650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15,000)		15,000		-			-
Net loss for the year	-	-		-		(263,596)			(263,596)

Balance at 30 September 2008	44,834	44,834		1,181,187		(369,103)			856,918

Silverstar Mining Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(Expressed in U.S. Dollars)
(Unaudited)
	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital		Deficit, accumulated during the development stage		Stockholders’ equity
			$		$		$	$
Balance at 30 September 2008	44,834	44,834		1,181,187		(369,103)			856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-		65,500		-			65,500
Share subscriptions received in advance	-	-		(422,176)		-			(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	950		236,550		-			237,500
Common shares issued for cash ($448 per share) (Note 11)	487	487		217,689		-			218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(4,100)		4,100		-			-
Intrinsic value of beneficial conversion feature (Note 11)	-	-		15,000		-			15,000
Net loss for the year	-	-		-		(1,010,522)			(1,010,522)

Balance at 30 September 2009	42,171	42,171		1,297,850		(1,379,625)			(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-		24,000		-			24,000
Net loss for the year	-	-		-		(85,165)			(85,165)

Balance at 30 September 2010	42,171	42,171		1,321,850		(1,464,790)			(100,769)
Reverse split 1,000:1 (Note 11)	-	-		-		-			-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-		24,000		-			24,000
Net loss for the year	-	-		-		(72,935)			(72,935)

Balance at 30 September 2011	42,171	42,171		1,345,850		(1,537.725)			(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-		6,000		-			6,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	2,000		(1,680)		-			320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125,000		(75,000)		-			50,000
Net loss for the period						(26,846)			(26,846)

Balance at 31 December 2011	169,171	169,171		1,275,170		(1,564,571)			(120,230)

The accompanying notes are an integral part of these financial statements.
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

Theses consolidated financial statements as at 31 December 2011 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $26,846 (2010 - $12,604, cumulative - $1,564,571) and has working capital deficit of $130,550 at 31 December 2011 (30 September 2011 - $149,704).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2012.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2011, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying notes are an integral part of these financial statements.
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

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

    Long-lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis

Financial instruments

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

Derivative financial instruments

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company has derivative obligations through conversion features of some of it’s note, however such amounts were considered immaterial and not recorded.

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

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise.”  SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

The accompanying notes are an integral part of these financial statements.
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

The accompanying notes are an integral part of these financial statements.
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

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset, which is now part of ASC 350, “Intangibles – Goodwill and Other”.  In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements.  ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives.  The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

On 24 July 2008, the Company acquired Silverdale. The aggregate consideration paid by the Company was $791,860 of which $141,760 was paid in cash, and the Company issued 4,334,000 common shares of the Company valued at $650,100 to acquire 100% of the issued and outstanding common shares of Silverdale (Notes 3, 5 and 11). Silverdale was acquired pursuant to a Stock Exchange Agreement with Silverdale and the former shareholders of Silverdale dated 13 June 2008.  The acquisition of Silverdale expanded the Company’s business of acquiring and exploring mineral properties.

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities.  In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

	$
Assets purchased:
Cash and cash equivalents		1,539
Mineral property interests		790,321

Total assets acquired		791,860

Purchase price		791,860

4.	Website Development Costs

					Net Book Value
	Cost		Accumulated amortization / Impairment		31 December 2011		31 December2010
		$		$		$	$

Website and development costs	6,600		(6,600)		-			-

	6,600		(6,600)		-			-

During the quarter ended 31 December 2011, the Company incurred website development costs of $Nil (2010 - $Nil).

5.	Mineral Property Costs

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the quarter ended 31 December 2011 were $Nil (2010 - $Nil).

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

Expenditures related to the Pinehurst Properties for the 3 months ended 31 December 2011 consist of geology and engineering of $Nil (2010 - $Nil).  During the 3 months ended 31 December 2011, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $Nil (2010 - $Nil).

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

The accompanying notes are an integral part of these financial statements.
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

Expenditures related to the Silver Strand Properties for the 3 months ended 31 December 2011 consist of acquisition costs of $Nil (2010 - $Nil).

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

Expenditures related to the Cobalt Canyon Gold Project for the 3 months ended 31 December 2011 consist of acquisition costs of $Nil (2010 - $Nil).

The Company wrote off its deferred mineral property costs related to the Gold Canyon Gold Project.

AHB Claims

On 16 May 2011, tthe Company entered into an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha).

The Company paid $10,000 cash as a deposit and issued 2,000 common shares upon closing (Note 11) and is subject to a 2% NSR (Net Smelter Royalty). The Company has an option to purchase 1% of the NSR for $1 million and an additional 0.5% of the NSR $500,000.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

7.	Convertible Debentures

Balance at 31 December 2011		Balance at 31 December 2010
	$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty.  During the quarter ended 31 December 2011, the Company accrued interest expense of $378 (31 December 2010 – $378). The balance as at 31 December 2011 consists of principal of $15,000 (31 December 2010 – $15,000) and accrued interest of $3,996 (31 December 2010 – $2,496), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30, September, 2009.
18,996			17,496

8.	Demand Loan

Balance at 31 December 2011		Balance at 31 December 2010
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). During the quarter ended 31 December 2011, the Company accrued interest expense of $756 (31 December 2010 - $756). The balance as at 31 December 2011 consists of principal of $30,000 (31 December 2010 - $30,000) and accrued interest of $6,441 (31 December 2010 - $3,345).
36,441			33,345

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Balance at 31 December 2011		Balance at 31 December 2010
		$	$
A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $63 (31 December 2010- $63). The balance as at 31 December 2011 consists of principal of $2,500 (31 December 2010- $2,500) and accrued interest of $408 (31 December 2010- $158).	2,908			2,658
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $390 (31 December 2010 – $52) (Note 11). The balance as at 31 December 2011 consists of principal of $17,184 (31 December 2010 – $17,184) and accrued interest of $1,598 (31 December 2010 – $52).	18,782			17,236
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $363 (31 December 2010 – $Nil) (Note 11). The balance as at 31 December 2011 consists of principal of $16,000 (31 December 2010 – $Nil) and accrued interest of $1,341 (31 December 2010 – $Nil).	17,341			-

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	Balance at 30 September 2011	Balance at 30 September 2010
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $363 (31 December 2010 – $Nil) (Note 11). The balance as at 31 December 2011 consists of principal of $16,000 (31 December 2010 – $Nil) and accrued interest of $1,107 (31 December 2010 – $Nil).	17,107	-
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $318 (31 December 2010 – $Nil) (Note 11). The balance as at 31 December 2011 consists of principal of $14,000 (31 December 2010 – $Nil) and accrued interest of $525 (31 December 2010 – $Nil).	14,525	-
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2011, the Company accrued interest expense of $363 (31 December 2010 – $Nil) (Note 11). The balance as at 31 December 2011 consists of principal of $16,000 (31 December 2010 – $Nil) and accrued interest of $473 (31 December 2010 – $Nil).	16,473	-
	123,577	53,239

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 31 December, 2011 the balance owing was $2,908 (31 December 2010 - $2,658); Note (8).

A trade payable due to a shareholder that provides contract services to the company was on 31 December 2011 $4,000 (31 December 2010 - $Nil) is non-interest bearing, unsecured and has no fixed terms of repayment.

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

During the quarter ended 31 December 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 December 2010 - $4,500) and rent in the amount of $1,500 (31 December 2010 - $1,500) (Notes 11 and 13).

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

11.	Capital Stock
    Authorized capital stock consists of 225,000 post reverse split common shares with a par value of $1.00 per common share. The total issued and outstanding capital stock is 169,171 common shares with a par value of $1.00 per common share.

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

During the quarter ended 31 December 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 December 2010 - $4,500) and rent in the amount of $1,500 (31 December 2010 - $1,500) (Notes 11 and 13).

    On 22 December 2011 we issued 125,000 shares of our Common Stock and received  $50,000 in connection therewith.  Also on December 22, 2011 we issued 2,000 shares of our Common Stock in connection with an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada.  The AHD claims consist of 3 claims (approximately 1,006 ha) (Note 5).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2011.  There are no current or deferred tax expenses for the period ended 31 December 2011 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.
The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The provision for refundable federal income tax consists of the following:
	For the three month period ended 31 December 2011		For the three month period ended 31 December 2010
		$	$

Deferred tax asset attributable to:
Current operations	9,128			4,285
Contributions to capital by related parties	(2,040)			(2,040)
Less: Change in valuation allowance	(7,088)			(2,245)

Net refundable amount	-			-

The composition of the Company’s deferred tax assets as at 31 December 2011 and 30 September 2011 are as follows:

	As at 31 December 2011		As at 30 September 2010 (Audited)
		$	$

Income tax operating loss carryforward	1,562,071			1,535,225

Statutory federal income tax rate	34%			34%
Contributed rent and services	0%			0%
Effective income tax rate	0%			0%

Deferred tax assets	201,033			193,945
Less: Valuation allowance	(201,033)			(193,945)

Net deferred tax asset	-			-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2011, the Company has an unused net operating loss carry-forward balance of approximately $1,562,071 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between 2024 and 2030.

The accompanying notes are an integral part of these financial statements.
()

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements

13.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 5 December 2003 to 30 September 2011		For the year ended 30 September 2011		For the year ended 30 September 2010
	$		$		$

Cash paid during the year for interest		-		-		-
Cash paid during the year for income taxes		-		-		-

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

During the year ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Note 11).

On 22 December 2011 the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 125,000 common shares for total cash proceeds of $50,000.

14.	Commitment

The Company is committed to issue 250 common shares of the Company upon repayment of the shareholder’s demand loan in the amount of $36,441 as of 31 December 2012 (Note 8).

The accompanying notes are an integral part of these financial statements.
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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation.

Overview

On May 16, 2011 our recently formed, wholly owned subsidiary, Silverstar Mining Canada, Inc., (“SMCI”) acquired three mining claims encompassing approximately 1,006 hectares in British Columbia, Canada.  In consideration for the transfer of the mining claims, we paid the transferor $10,000 and we are required to issue the transferor two million shares of our common stock.

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

Results of Operations for the Three Months ended December 31, 2011 and 2010 and from Inception (December 5, 2003)

Since our Inception we have not generated any revenues.

For the three months ended December 31, 2011 we incurred $26,846 in expenses consisting primarily of legal and accounting fees totaling $15,062.  Except for rent totaling $4,500 and bank charges totaling $3,458 we incurred no other significant expenses.  Total expenses for the three months ended December 31, 2010 totaled $12,604 consisting primarily of $4,300 in legal and accounting fees, $4,500 in rent and $1,399 in bank charges.

We have incurred $1,564,571 in expenses since Inception.  We wrote down our prior property acquisitions which totaled $811,696.  Other significant expenses included $238,339 in legal and accounting fees, $138,467 in consulting fees, $107,500 in rental expenses, and $84,992 for investor relations.

Our Net Loss for the three months ended December 31, 2011 and 2010 totaled $(26,846) and $(12,604).  Net loss since Inception totaled $(1,564,571).

Our Net loss for the three and nine months ended June 30, 2011 totaled $(17,437) and $(38,834) as compared to $(19,629) and $(58,903) in 2010.  Our Net Loss since Inception totaled $(1,503,624).

Liquidity and Working Capital

We have limited assets.  We had $28,356 in cash at December 31, 2011 as compared to $1,674 at September 30, 2011.    The significant increase in our cash holdings is attributable to the sale of our common stock.   Our investment in our mineral properties totaled $10,320.  Total assets were $38,893.

Current liabilities at December 31, 2011 totaled $159,123 consisting primarily of a shareholder demand note totaling $123,577, a convertible debenture totaling  $18,996 a liability of $7,500 attributable to share issuance and accounts payable totaling $5,050.  Current liabilities totaled $159,123.  We had a working capital deficit of $130,550.

At September 30, 2011 we had $1,674 in cash and mineral properties valued at $10,000.  Total assets were $11,674.   Total assets were $11,674.

Current liabilities at September 30, 2011 totaled $161,378 consisting primarily of a shareholder demand note totaling $120,960, a convertible debenture in the amount of $18,618 and accounts payable totaling $11,800.  Current liabilities totaled $161,378.  We had a working capital deficit of $149.704.

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

We do not believe that this weakness has had any impact on our financial reporting and the control environment. Our management does not have any current plans to remediate the weakness as we believe in order to remediate the weakness we will need to raise capital hire additional accounting personal. We believe the cost to hire additional accounting personal will be approximately $30,000 per year.

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

Item 1A.   Risk Factors

    There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended September 30, 2011.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

    On December 22, 2011 we issued 125,000 shares of our common stock.  The common stock was exempt from registration pursuant to Section 4(2) of the Securities Act.

    At all times relevant:

-    the  sale  was  made  to  a  sophisticated  or  accredited  investor;

-    we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive answers concerning  the terms and conditions of the offering and to obtain any additional  information  which  we  possessed or could acquire without  unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

-    at a  reasonable  time  prior  to  the  sale of securities, we advised the purchaser of  the  limitations  on  resale of the securities; and

-    neither we  nor  any  person  acting  on our behalf sold the securities by  any form of general solicitation or general advertising;

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

--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)
Dated: February 13, 2012	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)