Form 10-Q
period 2012-03-31
SILVERSTAR MINING CORP.
filed 2012-05-15
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2012
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	__________________________________	to	_________________________________
Commission File Number		333-140299
SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)
Nevada		98-0425627
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ		07311
(Address of principal executive offices)		(Zip Code)
201.633.4716
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

[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]		Smaller reporting company [X ]
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

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 169,171    shares of Common Stock as of  May 11,  2012

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

--

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six  months period ended March 31, 2012 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

We intend to undertake further geological studies of the mining claims and will engage an independent geologist to conduct further geological studies which will also include preliminary drilling on the Property. Initial work would be studying historical information on the area, the trend line and sampling.  The sampling analysis will direct management on subsequent investment of resources.

Employees

Neil Kleinman serves as our sole officer, director and employee. We presently conduct our business through agreements with consultants and arms-length third parties.

Results of Operations for the Three and Six Months ended March 31, 2012 and 2011 and from December 5, 2003 (“Inception”) to March 31, 2012

Since our Inception we have not generated any revenues.

For the three and six months ended March 31, 2012  total expenses were $24,540 and $51, 386 respectively.  Our principal costs were attributable to legal and accounting fees totaling $11,300 and $26,362.  Most of these fees are attributable to our ongoing reporting obligations with the Securities and Exchange Commission.  We have also incurred legal expenses associated with the acquisition of the mining claims.

For the three and six months ended March 31, 2011 total expenses were $8,756 and $21,360.   Legal and accounting fees totaled $1,241 and $3,059 respectively.

For the three and six months ended March 31, 2012 we incurred bank charges of $3,214 and $6,672,  management fees totaling $4,500 and $9,000, rent totaling  $2,215 and $3,814 and transfer agent fees totaling $2,500 and $31,60.  For the three and six months ended march 31, 2011,  bank charges and interest totaled $1,874 and $3,273,  management fees of $4,500 and $9,000,  rent of $1,500 and $3,000 and Transfer Agent fees totaling $1,625 and $2,530.

Except as set forth above,  we had no other significant line item expenses for the three and six month periods ended March 31, 2012  and 2011.

Total operating expenses since Inception totaled $1,589,111 of which $811,696 is attributable to the write-down of mineral property acquisition costs, with the balance consisting primarily of legal and accounting fees totaling $249,639, consulting fees of $138,467, management fees totaling $112,000 and investor relations totaling $84,992.

Our Net Loss for the three and six months ended March 31, 2012 was $(24,540) and $(51,386).   Net Loss for the comparable periods in 2011 totaled $(8,756) and $(21,360).

Our Net Loss since Inception totaled $(1,589,111).

Our Net Loss per share for the three and six months ended March 31, 2012 totaled $(0.145) and $(0.458) as compared to $(0.208) and $(0.507) in 2011.

Until such time as we can generate revenues from operations, we will continue to incur operating losses.  Even if we do generate revenues,  there can be no assurance that we will not continue to operate at a loss.

Liquidity and Working Capital

We have limited assets.  At March 31, 2012 we had cash of $5,426 as compared to $1,674 at September 30, 2011.   The increase in our cash holdings is attributable to the sale of our common stock.   Our investment in our mineral properties totaled $14,360 and total assets at March 31, 2012 were $20,065.

Current liabilities at March 31, 2012  totaled $158,835  consisting primarily of a shareholder demand note totaling $126,164,   a convertible debenture totaling  $19,371 a liability of $7,500 attributable to share issuance and accounts payable totaling $5,800.

Our working capital deficit at March 31, 2012 was $153,130.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk profile has not changed significantly from its year ended September 30, 2011.

Foreign Currency Exchange Rate Risk

The Company holds cash balances in  U.S. dollars.   Our operations are located in Canada.  As a result, currency exchange fluctuations may impact our operating costs.  We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars.   Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian dollars.   We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosure.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and this Item is included in Exhibit 95 to this Form 10-Q.

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

10.3	Mineral Property Option Agreement dated September 14, 2007 between Silverdale Mining Corp. and Chuck Stein (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.4	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference from our Current Report on Form 8-K filed on July 28, 2008).
10.5	Consulting Agreement dated April 1, 2008 between our company and Mr. James MacKenzie (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008).
10.6	Share Cancellation/Return to Treasury Agreement with Donald James MacKenzie (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
10.7	Share Cancellation/Return to Treasury Agreement with Greg Cowan (incorporated by reference from our Current Report on Form 8-K filed on October 17, 2008).
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-KSB filed on December 29, 2008).
(21)	Subsidiaries of the Registrant
21.1	Silverdale Mining Corp.
(31)*	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer.
(32)*	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer.
95*           Mine Safety Disclosure

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)
Dated: May 14, 2012	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31.1

 OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT

I,  Neil Kleinman,  certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2012 for Silverstar Mining Corp.:

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

Date:  May 14, 2012                      By: /s/ Neil Kleinman
                                                         -------------------------
                                                         Neil Kleinman,  CEO

EXHIBIT 31.2

      OFFICER'S CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES OXLEY ACT
         I,   Neil Kleinman , certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2012 for Silverstar Mining Corp.  ;

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

Date: May 14, 2012	By: /s/ Neil Kleinman
----------------------------------
Neil Kleinman
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of  Silverstar Mining Corp. (the "Company") on Form 10-Q for the period ended March 31, 2012  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: May 14, 2012	By: /s/ Neil Kleinman
----------------------------------
Neil Kleinman
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Silverstar Mining Corp.  (the "Company") on Form 10-Q for the period ended March 31, 2012   as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: May 14, 2012	By: /s/ Neil Kleinman
----------------------------------
Neil Kleinman
Chief Financial Officer

EXHIBIT 95

Mine Safety Disclosure

The following information relates to the three months ended March 31, 2012. The Company was issued no citations under section 104 of the Federal Mine Safety and Health Act of 1977.  No orders were issued under section 104(b) or 107(a), no citations or orders were issued under section 104(d) and there were no violations under section 110(b)(2). There were no mine-related fatalities. No written notice from the Mine Safety and Health Administration of a pattern of violations or the potential to have such a patter was received. There were no pending legal actions before the Federal Mine Safety and Health Review Commission.