Form 10-Q
period 2012-06-30
SILVERSTAR MINING CORP.
filed 2012-08-29
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-140299

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ	07311
(Address of principal executive offices)	(Zip Code)

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

[  ] YES   [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date: 169,171 shares of Common Stock as of August 15, 2012.

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine months period ended June 30, 2012 immediately follow and are a integral part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

3

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 June 2012	As at 30 September 2011 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	3,921	1,674
Prepaid expense	10,249	-
Total Current Assets	14,170	1,674

Other
Investment in Mineral Properties (Note 5)	14,360	10,000

Total Assets	28,530	11,674

Liabilities and Stockholder’s Deficit

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	7,338	11,800
Due to related parties (Note 9)	-	2,500
Convertible debentures (Note 7)	19,746	18,618
Demand Loans	15,090	-
Shareholder’s demand loans (Note 8)	128,751	120,960
Share issuance liability	7,500	7,500

Total Current Liabilities	178,425	161,378

Stockholders’ Deficit
Capital stock (Note 11)
Authorized
225,000 of common shares, par value $1.00
Issued and outstanding
2012 – 169,171 common shares, par value $1.00 (Note 11)
2011 – 42,171 common shares, par value $1.00	169,171	42,171
Additional paid-in capital	1,287,170	1,345,850
Deficit, accumulated during the development stage	(1,606,236)	(1,537,725)

	(149,895)	(149,704)

Total liabilities and Stockholders’ Deficit	28,530	11,674

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 5 December 2003 to 30 June 2012	For the three month period ended 30 June 2012	For the three month period ended 30 June 2011	For the nine month period ended 30 June 2012	For the nine month period ended 30 June 2011
	$	$	$	$	$

Expenses
Bank charges and interest (Note 7, 8 and 13)	49,133	3,195	2,288	9,867	5,561
Consulting	138,467	-	-	-	-
Exploration and development (Note 5)	13,028	-	-	-	-
Filing fees	23,005	-	-	374	-
Investor relations	84,992	-	-	-	-
Legal and accounting (Note 9 and 10)	254,792	5,153	8,288	31,515	11,347
Licences and permits	3,616	-	-	200	-
Management fees (Notes 10, 11 and 13)	116,500	4,500	4,500	13,500	13,500
Rent (Notes 10, 11 and 13)	44,761	2,247	1,500	6,061	4,500
Transfer agent fees	30,646	1,538	750	4,698	3,280
Travel, entertainment and office	28,947	492	133	2,296	631
Foreign exchange loss	53	-	53	-	53
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-

Net loss for the period	(1,606,236)	(17,125)	(17,512)	(68,511)	(38,872)

Basic and diluted loss per common share		(0.101)	(0.415)	(0.522)	(0.922)

Weighted average number of common shares used in per share calculations		169,171	42,171	131,164	42,171

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 5 December 2003 to 30 June 2012	For the nine month period ended 30 June 2012	For the nine month period ended 30 June 2011
	$	$	$
Cash flows from operating activities
Net loss for the period	(1,606,236)	(68,511)	(38,872)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	19,746	1,128	1,123
Accrued interest – shareholder demand loan (Note 8)	24,567	7,790	4,342
Accrued interest – demand loan (Note 8)	91	91	-
Contributions to capital by related parties (Notes 10, 11 and 13)	191,500	18,000	18,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids and Mining property	(10,249)	(10,249)	-
Increase (decrease) in accounts payable and accrued liabilities	4,838	(6.962)	(12,486)
Increase in due to related parties	2,500	-	(22,500)
	(554,947)	(58,713)	(50,393)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(35,735)	(4,360)	-
Website development costs (Note 4)	(6,600)	-	-
	(182,556)	(4,360)	-
Cash flows from financing activities
Convertible debenture	15,000	-	-
Shareholder Demand Loan	111,683	-	49,183
Demand Loans	15,000	15,000	-
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	600,996	50,320	-
	741,424	65,320	49,183
Increase (decrease) in cash and cash equivalents	3,921	2,247	(1,210)
Cash and cash equivalents, beginning of period	-	1,674	1,907
Cash and cash equivalents, end of period	3,921	3,921	697

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

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

(Unaudited)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
	$	$	$	$	$
Balance at 30 September 2008	44,834	44,834	1,181,187	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	950	236,550	-	237,500
Common shares issued for cash ($448 per share) (Note 11)	487	487	217,689	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(4,100)	4,100	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42,171	1,297,850	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42,171	1,321,850	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42,171	1,345,850	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	18,000	-	18,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	2,000	(1,680)	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125,000	(75,000)	-	50,000
Net loss for the period	-	-	-	(68,511)	(68,511)

Balance at 30 June 2012	169,171	169,171	1,287,170	(1,606,236)	(149,895)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

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

These consolidated financial statements as at 30 June 2012 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the nine months in 2012 of $68,511 (2011 loss - $38,872), cumulative loss - $1,606,236 (2011 cumulative loss - $1,537,725) and has working capital deficit of $164,255 at 30 June 2012 (30 September 2011 deficit - $159,704).

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

At 30 June 2012, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

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

30 June 2012

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

30 June 2012

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

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

30 June 2012

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

30 June 2012

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

30 June 2012

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

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

4.	Website Development Costs

			Net Book Value
	Cost	Accumulated amortization / Impairment	31 March 2012	31 March 2011
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

During the nine months ended 30 June 2012, the Company incurred website development costs of $Nil (2011 - $Nil).

5.	Mineral Property Costs

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the nine months ending 30 June 2012 were $Nil (2011 - $Nil, 2010 - $Nil).

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

30 June 2012

		Payments $	Shares	Exploration expenditures $
Upon execution of agreement	(paid)	50,000	100	100,000
On or before 14 September 2009		100,000	150	200,000
On or before 14 September 2010		350,000	250	300,000
On or before 14 September 2011		500,000	500	400,000

Total		1,000,000	1,000	1,000,000

Expenditures related to the Pinehurst Properties for the nine months ended 30 June 2012 consist of geology and engineering of $Nil (2011 - $Nil). During the nine months ended 30 June 2012, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $Nil (2011 - $Nil).

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

Expenditures related to the Silver Strand Properties for the nine months ended 30 June 2012 consist of acquisition costs of $Nil (2011 - $Nil).

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

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

Expenditures related to the Cobalt Canyon Gold Project for the nine months ended 30 June 2012 consist of acquisition costs of $Nil (2011 - $Nil).

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

On 7 February 2012 the Company paid Terracad Geoscience Services $4,040 to restake the claims, which had expired, in the name of Silverstar Mining Corp.

On 12 June 2012 the Company paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property, Central British Columbia, Canada. The work was completed in late July and the Company will be receiving final invoicing for the work in due course.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

7.	Convertible Debentures

	Balance at 30 June 2012	Balance at 30 June 2011
	$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $1,128 (30 June 2011 – $1,122). The balance as at 30 June 2012 consists of principal of $15,000 (30 June 2011 – $15,000) and accrued interest of $4,746 (30 June 2011 – $3,240), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30, September, 2009.	19,746	18,240

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

8.	Demand Loans

	Balance at 30 June 2012	Balance at 30 June 2011
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). During the nine months ended 30 June 2012, the Company accrued interest expense of $2,252 (30 June 2011 - $2,340). The balance as at 30 June 2012 consists of principal of $30,000 (30 June 2011 - $30,000) and accrued interest of $7,937 (30 June 2011 - $4,929).	37,937	34,929

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $187 (30 June 2011 - $187). The balance as at 30 June 2012 consists of principal of $2,500 (30 June 2011 - $2,500) and accrued interest of $532 (30 June 2011 - $282).	3,032	2,782

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $1,162 (30 June 2011 – $819) (Note 11). The balance as at 30 June 2012 consists of principal of $17,184 (30 June 2011 – $17,184) and accrued interest of $2,370 (30 June 2011 – $818).	19,554	18,002

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $1,081 (30 June 2011 – $978) (Note 11). The balance as at 30 June 2012 consists of principal of $16,000 (30 June 2011 – $16,000) and accrued interest of $2,059 (30 June 20112 – $615).	18,059	16,615

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $1,081 (30 June 2011 – $381) (Note 11). The balance as at 30 June 2012 consists of principal of $16,000 (30 June 2011 – $16,000) and accrued interest of $1,825 (30 June 2011 – $381).	17,825	16,381

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $946 (30 June 2011 – $Nil) (Note 11). The balance as at 30 June 2012 consists of principal of $14,000 (30 June 2011 – $Nil) and accrued interest of $1,153 (30 June 2011 – $Nil).	15,153	-

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $1,081 (30 June 2011 – $Nil) (Note 11). The balance as at 30 June 2012 consists of principal of $16,000 (30 June 2011 – $Nil) and accrued interest of $1,191 (30 June 2011 – $Nil).	17,191	-

During the quarter ended 30 June 2012, the Company accepted a demand loan from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine months ended 30 June 2012, the Company accrued interest expense of $90 (30 June 2011 – $Nil). The balance as at 30 June 2012 consists of principal of $15,000 (30 June 2011 – $Nil) and accrued interest of $90 (30 June 2011 – $Nil).	15,090	-

	143,841	88,709

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 30 June 2012 the balance owing was $3,032 (30 June 2011 - $2,782); Note (8).

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

30 June 2012

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

During the nine months ended 30 June 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (30 June 2011 - $13,500) and rent in the amount of $4,500 (30 June 2011 - $4,500) (Notes 11 and 13).

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

30 June 2012

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

On 22 December 2011, the Company issued 2,000 common shares of the Company valued at $320 as part of an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha) (Note 5).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2012. There are no current or deferred tax expenses for the period ended 30 June 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 June 2012	For the nine month period ended 30 June 2011
	$	$

Deferred tax asset attributable to:
Current operations	23,294	13,216
Contributions to capital by related parties	(6,120)	(6,120)
Less: Change in valuation allowance	(17,174)	(7,096)

Net refundable amount	-	-

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2012

The composition of the Company’s deferred tax assets as at 30 June 2012 and 30 September 2011 are as follows:

	As at 30 June 2012	As at 30 September 2011 (Audited)
	$	$

Income tax operating loss carry-forward	1,606,236	1,537,725

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	0%	0%

Deferred tax assets	211,119	193,945
Less: Valuation allowance	(211,119)	(193,945)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2012, the Company has an unused net operating loss carry-forward balance of approximately $1,606,236 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

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

30 June 2012

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “our”, “Company”, and “Silverstar” mean Silverstar Mining Corp., a Nevada corporation.

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

4

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

Results of Operations for the Three and Nine Months ended June 30, 2012 and 2011 and from December 5, 2003 (“Inception”) to June 30, 2012

Since our Inception we have not generated any revenues.

For the three and nine months ended June 30, 2012 total expenses were $17,125 and $68,511 respectively. Total costs and expenses since Inception were $1,606,236 which consists primarily of a write down of mineral property acquisition costs totaling $811,696, legal and accounting fees totaling $254,792, consulting services totaling $138,467 and management fees totaling $116,500.

Our principal costs for the three and nine months ended June 30, 2012 were attributable to legal and accounting fees totaling $5,153 and $31,515. Our legal and accounting fees since Inception totaled $254,792. Most of these fees are attributable to our ongoing reporting obligations with the Securities and Exchange Commission. We have also incurred legal expenses associated with the acquisition of the mining claims. We continue to incur $1,500 in monthly management fees as a result these fees totaled $4,500 and $13,500 respectively. Our total management fees since Inception were $116,500.

For the three and nine months ended June 30, 2011 total expenses were $17,512 and $38,872. As with the comparable periods in 2012, most of these expenses were attributable to legal and accounting fees totaling $8,288 and $11,347. We continue to incur $1,500 in monthly management and as such management fees for the three and nine months ended June 30, 2011 totaled $4,500 and $13,500 respectively.

Bank fees for the three and nine months ended June 30, 2012 totaled $3,195 and $9,867 as compared to $2,288 and $5,561 in 2011. Total bank fees since Inception were $49,133.

Except as set forth above, we had no other significant line item expenses for the three and nine month periods ended June 30, 2012 and 2011.

Our Net Loss for the three and nine months ended June 30, 2012 was $(17,125) and $(68,511). Net Loss for the comparable periods in 2011 totaled $(17,512) and $(38,872).

Our Net Loss since Inception totaled $(1,606,236).

Our Net Loss per share for the three and nine months ended June 30, 2012 totaled $(0.101) and $(0.522) as compared to $(0.415) and $(0.922) in 2011.

Until such time as we can generate revenues from operations, we will continue to incur operating losses. Even if we do generate revenues, there can be no assurance that we will not continue to operate at a loss.

Liquidity and Working Capital

We have limited assets. At June 30, 2012 we had cash of $3,921 as compared to $1,674 at September 30, 2011. We also have $10,249 in prepaid expenses. Our investment in our mineral properties totaled $14,360 and total assets at June 30, 2012 were $28,530. At September 30, 2011 our mineral assets totaled $10,000 and total assets were $11,674.

Current liabilities at June 30, 2012 totaled $178,425 consisting primarily of a shareholder demand note totaling $128,751, convertible debentures totaling $19,746 a liability of $7,500 attributable to share issuance and accounts payable totaling $7,338. Current liabilities at September 30, 2011 totaled $161,378 consisting primarily of shareholder demand loans totaling $120,960, convertible debentures totaling $18,618, accounts payable totaling $11,800 and a liability for share issuance of $7,500.

Our working capital deficit at June 30, 2012 was $164,255 as compared to $159,704.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10Q. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: August 21, 2012	/s/ Neil Kleinman
Neil Kleinman
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

