Form 10-K
period 2012-09-30
SILVERSTAR MINING CORP.
filed 2013-01-15
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: September 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 333-113296

SILVERSTAR MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Harborside Financial Center, 2500 Plaza 5, Jersey City, NJ 07311
(Address of principal executive offices) (Zip Code)

(201)633-4716
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

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information

statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                             [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             [  ] Yes   [X] No

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of September 30, 2012 was approximately $60,590 (based on 30,295 shares of common stock outstanding held by non-affiliates on such date, $2.00 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of September 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 169,179 shares as of September 30, 2012.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[  ] Yes   [  ] No

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

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

2

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

On April 13, 2011 we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the laws of the country of Canada. The subsidiary was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the country of Canada. The subsidiary’s main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

Effective September 26, 2011 we reverse split our common stock on a 1,000:1 basis. As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000.

On November 29, 2011 the Company’s Board of Directors approved the sale of 125,000 units of the Company’s securities to Larry Frick. The Units were offered at a price of $0.40 per unit for a total investment of $50,000. Each unit consisted of one share of common stock and one common stock purchase warrant. The warrants are exercisable at $0.70 per share. The warrant term is two years. The warrant(s) cannot be exercised for a period of six months following the date of issuance. As a result of this transaction, Larry Frick became our principal shareholder.

On 15 February 2012 the Company’s Board of directors approved an increase in authorized capital stock, with the consent of the majority of its shareholders, from 225,000 post reverse split common shares with a par value of $0.001 to 225,000,000 post reverse split common shares with a par value of $0.001.

Subsequent Events:

On December 27th, 2012, the Company entered into a definitive agreement to acquire certain assets of Ariba Resources Inc, a company incorporated under the federal laws of Canada, and its shareholders. The Transaction is to be consummated within the first quarter of 2013.

Our Operations:

On May 16, 2011, we acquired mining claims in British Columbia, Canada. In order to assist you in understanding of our current and planned operations we are providing you with the following information:

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

Note: All units in this report are stated in metric measurements unless otherwise noted.

GLOSSARY OF MINING TERMS

The following mining terms are used throughout this registration statement.

SEC Industry Guide 7 Definitions

exploration stage	An “exploration stage” prospect is one which is not in either the development or production stage.

development stage	A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material[3]	The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

probable reserve	The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage	A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve	The term “proven reserve” refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Reserve	The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

1	For Industry Guide 7 purposes this study must include adequate information on mining, processing, metallurgical, economic, and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

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

rock – indurated naturally occurring mineral matter of various compositions sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis sediment – particles transported by water, wind or ice

sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal strip – to remove overburden in order to expose ore

sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization

We are currently engages in the exploration and development of properties in the Caribou Mining District in east-central British Columbia, Canada. On May 16, 2011 our recently formed, wholly owned subsidiary, Silverstar Mining Canada, Inc., (“SMCI”) acquired three mining claims encompassing approximately 1,006 hectares in British Columbia, Canada. In consideration for the transfer of the mining claims, we paid the transferor $10,000 and will issue the transferor two million shares of our common stock.

Property Location

The mineral claims are located in the Caribou Mining District in east-central British Columbia

8

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

We have conducted feasibility studies on the mining claims and definitive results are still not available; however, contiguous and other properties in the immediate vicinity indicate deposits of gold, silver and copper.

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

We are subject to various federal, provincial, and local international laws and regulations concerning occupational safety and health as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations relate to, among other things:

●	assessing the environmental impact of our exploration and mining activities;
●	the generation, storage, transportation and disposal of waste materials;
●	the emission of certain gases into the atmosphere;
●	the monitoring, abandonment, reclamation and remediation of our mining claims, including sites of former operations; and
●	the development of emergency response and contingency plans.

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

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

●	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
●	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
●	changes in market valuations of similar companies;
●	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
●	variations in our quarterly operating results;
●	fluctuations in related commodities prices; and
●	additions or departures of key personnel.

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

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Properties.

Our executive offices are located at Harborside Financial Centre, 2500 Plaza 5, Jersey City, NJ 07311 and we rent 147 square feet for $249 monthly. This office space is currently sufficient for our need.

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

The high and low bid price for those periods in which quotes are available is set forth below:

Fiscal year ended September 30, 2012	HIGH*	LOW*

First Quarter	$38.00	$38.00
Second Quarter	$38.00	$38.00
Third Quarter	$4.25	$1.01
Fourth Quarter	$2.00	$1.01

Fiscal year ended September 30, 2011	HIGH*	LOW*

First Quarter	$30.00	$12.00
Second Quarter	$120.00	$13.00
Third Quarter	$48.00	$15.00
Fourth Quarter	$24.00	$14.1875

*Share price information from Bloomberg.com.

B.	Transfer Agent

Our transfer agent is Transfer On Line, Inc. Their mailing address is 512 SE Salmon Street, Portland, OR, 97214 and their telephone number is (503)-227-2950.

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

There were no sales of unregistered securities during the fiscal year ended September 30, 2012. However, on December 22, 2011 the Company issued 125,000 shares of its common stock and 125,000 common stock purchase warrants to an investor. The purchase price was $50,000. On December 22, 2011, the company also issued 2,000 common shares of the Company valued at $320 as part of an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada.

The Company relied upon the exemptive provisions of Section 4(2) of the Securities Act in issuing the securities.

Item6.    Selected Financial Data.

Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with our audited financial statements for the fiscal year ended September 30, 2012.

Introduction

We are an exploratory stage mining company. We are currently engaged in the exploration and development of properties in the Caribou Mining District in east-central British Columbia or approximately 65 km northeast of Quesnel, British Columbia, Canada. We have a total of 3 mining claims in British Columbia, Canada. Subject to securing additional financing, our goal is to explore these mining claims to determine if there are indicated or proven reserves of either gold, silver or base metals.

Employees

Mr. Kleinman is our sole employee. We do not expect to hire any additional employees at this time. Rather, we will rely on contract laborers and consultants in developing our mining claims.

Results Of Operations For Fiscal Year Ended September 30, 2012 as compared to September 30, 2011.

Revenues

We have never generated any revenues. Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been professional fees related to legal and accounting totalling $43,965 and $28,682 and management fees of $18,000 and $18,000 for years ending September 30, 2012 and 2011. Most of these expenses have been incurred in connection with our regulatory filings with the Securities and Exchange Agreement and in connection with ongoing corporate activities.

For the periods ended September 30, 2012 and 2011 we had a net loss of ($90,703) and ($72,935). Total losses since December 5, 2003 (“Inception”) were $(1,628,428).

Until we complete a business combination, we do not anticipate generating revenues, and any revenues that we generate may not be sufficient to cover our operating expenses. In which case we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At September 30, 2012 we had cash totaling $558 as compared to $1,674 in cash at September 30, 2011. Our accounts payable at September 30, 2012 was $19,788 and $11,800 on September 30, 2011. On September 30, 2012 we had convertible debentures of $20,124 and demand loans of $15,468 and convertible debentures of $18,618 and no demand loans on September 30, 2011. Our total liabilities were $191,246 on September 30, 2012 as compared to $161,378 September 30, 2011. We have a working capital deficit of $180,439 as compared to a working capital deficit of $159,704 at September 30, 2011.

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

Item 8.   Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in its reports by DE LEON & COMPANY and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the SEC and are included herein:

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SilverstarMining Corp.

We have audited the accompanying consolidated balance sheet of Silverstar Mining Corp. as of September 30, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the two years ended September 30, 2012 and 2011 and for the period from December 5, 2003 (inception) to September 30, 2012. Silverstar Mining Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We were not engaged to examine management’s assertion about the effectiveness of Silverstar Mining Corp.’s internal control over financial reporting as of September 30, 2012.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverstar Mining Corp. and it’s subsidiary as of September 30, 2012 and 2011,and for the period from December 5, 2003 (inception) to September 30, 2012. and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.

Pembroke Pines
December 20, 2012

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 September 2012	As at 30 September 2011

Assets

Current
Cash and cash equivalents	$558	$1,674
Prepaid expense	10,249	-
Total Current Assets	10,807	1,674

Other
Investment in Mineral Properties (Note 5)	14,360	10,000

Total Assets	25,167	11,674

Liabilities and Stockholder’s Deficit

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	19,788	11,800
Due from related party (Note 9)	-	2,500
Convertible debentures (Note 7)	20,124	18,618
Demand Loans	15,468	-
Shareholder’s demand loans (Note 8)	131,366	120,960
Share issuance liability	4,500	7,500

Total Current Liabilities	191,246	161,378

Stockholders’ Deficit
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2012 – 169,179 common shares, par value $0.001 (Note 11)
2011 – 42,171 common shares, par value $0.001	169	42
Additional paid-in capital	1,462,180	1,387,979
Deficit, accumulated during the development stage	(1,628,428)	(1,537,725)

Total Stockholders’ Deficit	(166,079)	(149,704)

Total liabilities and Stockholders’ Deficit	$25,167	$11,674

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 30 September 2012	For the year ended 30 September 2012	For the year ended 30 September 2011

Expenses
Bank charges and interest (Note 7, 8 and 13)	$49,550	$10,284	$8,454
Consulting	138,467	-	-
Exploration and development (Note 5)	13,028	-	-
Filing fees	23,815	1,321	5,294
Investor relations	84,992	-	-
Legal and accounting (Note 9 and 10)	267,242	43,965	28,682
Licences and permits	3,615	200	-
Management fees (Notes 10, 11 and 13)	121,000	18,000	18,000
Rent (Notes 10, 11 and 13)	47,010	8,310	6,000
Transfer agent fees	31,541	5,592	5,695
Travel, entertainment and office	29,819	3,033	739
Foreign exchange loss	53	-	71
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-

Net loss for the period	$(1,628,428)	$(90,703)	$(72,935)

Basic and diluted loss per common share		$(0.64)	$(1.73)

Weighted average number of common shares used in per share calculations		140,717	42,171

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 30 September 2012	For the year ended 30 September 2012	For the year ended 30 September 2011

Cash flows from operating activities
Net loss for the period	$(1,628,428)	$(90,703)	$(72,935)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	20,124	1,506	1,500
Accrued interest – shareholder demand loan (Note 8)	24,183	7,406	6,593
Accrued interest – demand loan (Note 8)	468	468	-
Contributions to capital by related parties (Notes 10, 11 and 13)	197,500	24,000	24,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids and Mining property	(10,249)	(10,249)	-
Increase (decrease) in accounts payable and accrued liabilities	19,788	7,988	(8,574)
Increase in due to related parties	-	(2,500)	(20,000)
	(558,318)	(62,084)	(69,416)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(35,735)	(4,360)	(10,000)
Website development costs (Note 4)	(6,600)	-	-
	(182,556)	(4,360)	(10,000)
Cash flows from financing activities
Convertible debenture	15,000	-	-
Shareholder Demand Loan	111,683	-	79,183
Demand Loans	15,000	15,000	-
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	601,004	50,328	-
	741,432	65,328	79,183
Increase (decrease) in cash and cash equivalents	558	(1,116)	(233)
Cash and cash equivalents, beginning of period	-	1,674	1,907
Cash and cash equivalents, end of period	$558	$558	$1,674

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity

Balance at 5 December 2003 (inception)
Common shares issued for cash ($333 per share) (Note 11)	0.003	$-	$1	$-	$1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0.003	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0.003	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 11)	30,000	30	9,970	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0.003)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30	33,970	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	26	84,974	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	56	142,944	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4	650,096	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15)	15	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834	$45	$1,225,976	$(369,103)	$856,918

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity

Balance at 30 September 2008	44,834	$45	$1,225,976	$(369,103)	$856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	1	237,499	-	237,500
Common shares issued for cash ($448 per share) (Note 11)	487	1	218,175	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(5)	5	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42	1,339,979	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42	1,363,979	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42	1,387,979	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	1	319	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125	49,875	-	50,000
Common shares issued at par to balance stock split rounding	8	1	7	-	8
Net loss for the period	-	-	-	(90,703)	(90,703)

Balance at 30 September 2012	169,179	$169	$1,462,180	$(1,628,428)	$(166,079)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

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

On 13 April 2011 the Company incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the laws of the country of Canada. The subsidiary was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the country of Canada. The subsidiary’s main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silverdale Mining Corp. (“Silverdale”) from 24 July 2008, the date of acquisition, and Silverstar Mining (Canada) Inc. from 13 April 2011, the date of incorporation.

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

These consolidated financial statements as at 30 September 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the year ended 30 September 2012 of $90,703 (2011 loss - $72,935), cumulative loss - $1,628,428 (2011 cumulative loss - $1,537,725) and has working capital deficit of $180,439 at 30 September 2012 (30 September 2011 deficit - $159,704).

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

At 30 September 2012, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

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

30 September 2012

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

30 September 2012

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

30 September 2012

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

30 September 2012

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

30 September 2012

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

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

The purchase price allocation has been determined as follows:

$
Assets purchased:
Cash and cash equivalents	1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	791,860

4.	Website Development Costs

		Accumulated amortization	Net Book Value
	Cost	/ Impairment	30 September 2012	30 September 2011
	$	$	$	$
Website and development costs	6,600	(6,600)	-	-
	6,600	(6,600)	-	-

During the year ended 30 September 2012, the Company incurred website development costs of $Nil (2011 - $Nil).

5.	Mineral Property Costs

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

Expenditures related to the Rose Prospect Lode Mining Claim property for the year ending 30 September 2012 were $Nil (2011 - $Nil, 2010 - $Nil).

During the year ended 30 September 2006, the Company recorded a write-down of mineral property acquisition costs of $6,375 related to the Rose Prospect Lode Mining Claim.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

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

Expenditures related to the Pinehurst Properties for the year ended 30 September 2012 consist of geology and engineering of $Nil (2011 - $Nil). During the year ended 30 September 2012, the Company recorded a recovery of expenditures related to the Pinehurst Properties of $Nil (2011 - $Nil).

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

Expenditures related to the Silver Strand Properties for the year ended 30 September 2012 consist of acquisition costs of $Nil (2011 - $Nil).

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

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

Expenditures related to the Cobalt Canyon Gold Project for the year ended 30 September 2012 consist of acquisition costs of $Nil (2011 - $Nil).

The Company wrote off its deferred mineral property costs related to the Gold Canyon Gold Project.

AHB Claims

On 16 May 2011, the Company entered into an Agreement of Purchase and Sale with Jaime Mayo to acquire 100% of the AHB claims located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha).

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

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

7.	Convertible Debentures

Balance at 30 September 2012	Balance at 30 September 2011
$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,506 (30 September 2011 – $1,500). The balance as at 30 September 2012 consists of principal of $15,000 (30 September 2011 – $15,000) and accrued interest of $5,124 (30 September 2011 – $3,618), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30, September, 2009.

20,124	18,618

8.	Demand Loans

	Balance at 30 September 2012	Balance at 30 September 2011
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). During the year ended 30 September 2012, the Company accrued interest expense of $3,008 (30 September 2011 - $3,096). The balance as at 30 September 2012 consists of principal of $30,000 (30 September 2011 - $30,000) and accrued interest of $8,693 (30 September 2011 - $5,685).	38,693	35,685

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

	Balance at 30 September 2012	Balance at 30 September 2011
	$	$
A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $250 (30 September 2011 - $250). The balance as at 30 September 2012 consists of principal of $2,500 (30 September 2011 - $2,500) and accrued interest of $595 (30 September 2011 - $345).	3,095	2,845

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,552 (30 September 2011 – $1,209) (Note 11). The balance as at 30 September 2012 consists of principal of $17,184 (30 September 2011 – $17,184) and accrued interest of $2,760 (30 September 2011 – $1,208).

	19,944	18,392

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,444 (30 September 2011 – $978) (Note 11). The balance as at 30 September 2012 consists of principal of $16,000 (30 September 2011 – $16,000) and accrued interest of $2,422 (30 September 2011 – $978).

	18,422	16,978

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

	Balance at 30 September 2012	Balance at 30 September 2011
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,444 (30 September 2011 – $744) (Note 11). The balance as at 30 September 2012 consists of principal of $16,000 (30 September 2011 – $16,000) and accrued interest of $2,188 (30 September 2011 – $744).	18,188	16,744

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,264 (30 September 2011 – $207) (Note 11). The balance as at 30 September 2012 consists of principal of $14,000 (30 September 2011 – $14,000) and accrued interest of $1,471 (30 September 2011 – $207).

	15,471	14,207

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $1,444 (30 September 2011 – $110) (Note 11). The balance as at 30 September 2012 consists of principal of $16,000 (30 September 2011 – $16,000) and accrued interest of $1,554 (30 September 2011 – $110).

	17,554	16,110

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

	Balance at 30 September 2012	Balance at 30 September 2011
During the quarter ended 30 June 2012, the Company accepted a demand loan from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2012, the Company accrued interest expense of $468 (30 September 2011 – $Nil). The balance as at 30 September 2012 consists of principal of $15,000 (30 September 2011 – $Nil) and accrued interest of $468 (30 September 2011 – $Nil).	15,468	-
	146,835	120,961

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 30 September 2012 the balance owing was $0 (30 September 2011 - $2,500);

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
30 September 2012

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

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (30 September 2011 - $18,000) and rent in the amount of $6,000 (30 September 2011 - $6,000) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 169,179 common shares with a par value of $0.001 per common share.

On 7 September 2011 the Company announced effective 22 September 2011, the Company will complete a reverse split with a 1,000 to 1 ratio thereby reducing issued and outstanding capital stock from 42,168,837 common shares with a par value of $0.001 to 42,171 common shares with a par value of $0.001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

On 15 February 2012 the Company approved an increase in authorized capital stock, with the consent of the majority of its shareholders, from 225,000 post reverse split common shares with a par value of $0.001 to 225,000,000 post reverse split common shares with a par value of $0.001.

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
30 September 2012

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

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Notes 10 and 13).

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

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

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000.

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2012. There are no current or deferred tax expenses for the period ended 30 September 2012 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 September 2012	For the year ended 30 September 2011
	$	$

Deferred tax asset attributable to:
Current operations	553,665	522,826
Contributions to capital by related parties	(8,160)	(4,930)
Less: Change in valuation allowance	(545,505)	(517,896)

Net refundable amount	-	-

Silverstar Mining Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
30 September 2012

The composition of the Company’s deferred tax assets as at 30 September 2012 and 30 September 2011 are as follows:

	As at 30 September 2012	As at 30 September 2011
	$	$

Income tax operating loss carry-forward	1,628,428	1,537,725

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	34%	34%

Deferred tax assets	553,665	522,826
Less: Valuation allowance	(553,665)	(517,896)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2012, the Company has an unused net operating loss carry-forward balance of approximately $1,628,428 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

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
30 September 2012

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

On 22 December 2011 the Company issues 2,000 shares in accordance with the terms of the ABH Claims Purchase and Sale Agreement (Note 5) with a value of $320. The valuation was based on the closing price of the shares on 22 December 2011.

During the year ended 30 September 2012, the Company accrued interest of $12,380 (2011 - $8,094) related to the convertible debentures (Note 7) and demand loans (Note 8).

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Note 11).

14.	Commitment

The Company is committed to issue 250 common shares of the Company upon repayment of the shareholder’s demand loan in the amount of $38,693 as of 30 September 2012 (Note 8).

15.	Subsequent Events

On 18 December 2012 the Board of Directors agreed to issue 25,000 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 30 September 2012. Note holder was originally entitled to 250,000 common shares pre 1,000:1 stock split (250 shares post split). This will be accounted for in the financial statements to reflect an additional 24,750 common shares to be issued.

On December 27, 2012 the Company entered into a share exchange agreement with Arriba Resources Inc., (“Arriba”), a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Arriba’s common stock in exchange for the issuance by our company of 4,179,852 shares of our common stock to the shareholders of Arriba.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officer, we assessed, as of September 30, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We were not able to implement these controls since Mr. Kleinman serves as our sole officer and director. Until such time as the Company is able to retain a chief financial officer and/or another director, there will be deficiencies in our internal controls.

Evaluation of Changes in Internal Controls over Financial Reporting

There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name:	Position:	Held Since:

Neil Kleinman	CEO/PRES/SECRETARY/TREASURER DIRECTOR	October, 2010

Neil Kleinman has been an Officer and Director of Silverstar Mining and its affiliates since 2010 and has been in the financial industry for more than 22 years. Mr. Kleinman currently consults for a Family Office that specializes in private placements for publicly listed companies on various global exchanges. Prior to this he was VP of Corporate Development for Webair Internet Development Corp since June 2011. Prior to Webair, he provided advisory and corporate finance solutions with the investment banking team of Cresta Capital Strategies, LLC. Mr. Kleinman joined Cresta in March 2010. Prior to joining Cresta, Mr. Kleinman served as Executive Vice President and Treasurer of Interfor, Inc. from November 2009 to March 2010. Interfor specializes in investigations for corporations, law firms and financial institutions. From June 2009 through November 2009 he served as Head of Investment Banking for Adams & Peck LLC in Greenwich, Connecticut and Advisor to their asset-based lending fund, Genesis Merchant Partners LP. From December 2007 through June 2009, he ran a boutique advisory firm, Rosepost Advisors, providing corporate finance solutions for middle market growth companies. From September 2003 to November 2007, he was Director of Business Development for the Laurus Funds where he originated, processed, structured and closed transactions. Prior to Laurus, Neil was with Bloomberg, LP where he covered the Chicago territory and their diverse community of investment professionals to maximize returns using the Bloomberg Professional Service. Prior to this, he served as a Registered Representative and Principal for boutique and wire house brokerage firms for 10 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the fiscal year ended September 30, 2012, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our annual report on Form 10-KSB filed on December 29, 2008. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Item 11. Executive Compensation.

The following table discloses compensation paid during the fiscal years ended September 30, 2011 and 2012 to the Company’s Officers and the most highly compensated executive officer whose total compensation exceeded $100,000 for the fiscal year ended September 30, 2011 and 2012 (Collectively, the “Named Executive Officers”). No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the table below, were paid to the Named Executive Officers during these fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Mr. Lawrence Siccia, former CEO	2011	$0	-0-	-0-	-0-	$0
	2010	$0	-0-	-0-	-0-	$0

Mr. Neil Kleinman CEO	2012	$0	-0-	-0-	-0-	$0
	2011	$0	-0-	-0-	-0-	$0

*Neil Kleinman was elected as our sole officer and director in October 2010.

Stock Options Granted/Exercised in Last Year

The Company has never issued any stock options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

None.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2012.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2012.

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

The following table sets forth certain information as of September 30, 2012 respect to the beneficial ownership of the Company’s Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company’s Common Stock, (ii) each current officer and director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Larry Frick, Jr. 478 Commonwealth Rd. Mount Pleasant, SC 29466	125,000	*	73.8%

Neil Kleinman 25315 60th Avenue, Little Neck, NY 11362	5,000	*	2.9%

Directors and Executive Officers as a Group	130,000	*	76.7%

*Reflects a reverse split of the Company’s common stock effective September 21, 2011

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2012. As of September 30, 2012, there were 169,179 shares of our company’s common stock issued and outstanding.

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

With the issuance of the 125,000 shares of common stock, the Company will have 169,179 shares of common stock issued and outstanding. As a result, Mr. Frick is our principal shareholder owning approximately 73.8% of the Company’s issued and outstanding shares of common stock.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $12,500 and $12,500 for the audit of our annual financial statements for the fiscal years ended September 30, 2012 and 2011 respectively, and $6,900 and $10,000 for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended September 30, 2012 and 2011 respectively.

AUDIT-RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption “Audit Fee.” There were no such fees billed for the fiscal year ended September 30, 2011 and 2012.

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended September 30, 2011 and 2012.

We do not have an audit committee. Therefore, our entire Board of Directors (the “Board”) serves in the capacity of the audit committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”. Our entire Board, acting in the capacity of the audit committee reviewed the audited financial statements of the Company as of and for the year ended September 30, 2012 and 2011 with the independent auditors. Management has the responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2010, for filing with the Securities and Exchange Commission.

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

Silverstar, Inc.

Date: January 14, 2013

By:	/s/ Neil Kleinman
Neil Kleinman
CEO/President

