Form 10-Q
period 2012-12-31
SILVERSTAR MINING CORP.
filed 2013-02-14
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

SILVERSTAR MINING CORP.
(Name of small registrant as specified in its charter)

Nevada	1000	98-0425627
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ	07311
(Address of principal executive offices)	(Zip Code)

SEC File No. 333-140299

Issuer’s telephone number: 201.633.4716

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 13, 2012 there were 4,349,031 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2012

3

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 December 2012	As at 30 September 2012

Assets	$	$

Current
Cash and cash equivalents	2,413	558
Prepaid expense	249	10,249
Total Current Assets	2,662	10,807

Other
Investment in Mineral Properties (Note 5)	29,893	14,360

Total Assets	32,555	25,167

Liabilities and Stockholder’s Deficit	$	$

Current Liabilities
Accounts payable and accrued liabilities (Note 6)	37,099	19,788
Due from related party (Note 9)	-	-
Convertible debentures (Note 7)	20,502	20,124
Demand Loans (Note 8)	23,535	15,468
Shareholder’s demand loans (Note 8)	133,983	131,366
Share issuance liability	83,875	4,500

Total Current Liabilities	298,994	191,246

Stockholders’ Deficit	$	$
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2013 – 169,179 common shares, par value $0.001 (Note 11)
2012 – 169,179 common shares, par value $0.001	169	169
Additional paid-in capital	1,468,180	1,462,180
Deficit, accumulated during the development stage	(1,734,788)	(1,628,428)

Total Stockholders’ Deficit	(266,439)	(166,079)

Total Liabilities and Stockholders’ Deficit	32,555	25,167

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 5 December 2003 to 31 December 2012	For the three month period ended 31 December 2012	For the three month period ended 31 December 2011
Expenses
Bank charges	$4,928	$138	$464
Consulting	138,467	-	-
Dues & subscriptions	10	10	-
Exploration and development (Note 5)	13,029	-	-
Filing fees	24,214	399	374
Investor relations	84,992	-	-
Legal and accounting (Note 9 and 10)	293,605	26,363	15,062
Licences and permits	3,616	-	-
Management fees (Notes 10, 11 and 13)	125,500	4,500	4,500
Rent (Notes 10, 11 and 13)	49,257	2,247	1,599
Transfer agent fees	32,295	755	660
Travel, entertainment and office	36,330	6,512	1,193
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Net ordinary loss	$(1,624,539)	$(40,924)	$(23,852)

Other Income/(Expense)
Interest income	$362	$-	$-
Cost of borrowing (Note 14)	(61,875)	(61,875)	-
Exchange gain/(loss)	(53)	-	-
Interest expense (Note 7, 8 and 13)	(48,683)	(3,561)	(2,994)
	$(110,249)	$(65,436)	$(2,994)

Net loss	$(1,734,788)	$(106,360)	$(26,846)

Basic and diluted loss per common share		$(0.63)	$(0.48)

Weighted average number of common shares used in per share calculations		169,179	55,975

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to 31 December 2012	For the three month period ended 31 December 2012	For the three month period ended 31 December 2011

Cash flows from operating activities
Net loss for the period	$(1,734,788)	$(106,360)	$(26,846)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	20,502	378	378
Accrued interest – shareholder demand loan (Note 8)	22,299	2,617	2,617
Accrued interest – demand loan (Note 8)	1,035	567	-
Contributions to capital by related parties (Notes 10, 11 and 13)	203,500	6,000	6,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids	(249)	10,000	(537)
Increase (decrease) in accounts payable and accrued liabilities	37,099	17,311	(6,750)
Increase in due to related parties and shares to be issued	83,875	79,375	1,500
	(548,431)	9,888	(23,638)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(51,268)	(15,533)	-
Website development costs (Note 4)	(6,600)	-	-
	(198,089)	(15,533)	-
Cash flows from financing activities
Convertible debenture	15,000	-	-
Shareholder Demand Loan	111,683	-	-
Demand Loans	22,500	7,500	-
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	601,005	-	50,320
	748,933	7,500	50,320
Increase (decrease) in cash and cash equivalents	2,413	1,855	26,682
Cash and cash equivalents, beginning of period	-	558	1,674
Cash and cash equivalents, end of period	$2,413	$2,413	$28,356

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

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$

Balance at 30 September 2008	44,834	45	1,225,976	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	1	237,499	-	237,500
Common shares issued for cash ($448 per share) (Note 11)	487	1	218,175	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(5)	5	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42	1,339,979	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42	1,363,979	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42	1,387,979	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	1	319	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125	49,875	-	50,000
Common shares issued at par to balance stock split rounding	8	1	7	-	8
Net loss for the period	-	-	-	(90,703)	(90,703)

Balance at 30 September 2012	169,179	169	1,462,180	(1,628,428)	(166,079)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	6,000	-	6,000
Net loss for the period	-	-	-	(106,360)	(106,360)

Balance at 31 December 2012	169,179	169	1,468,180	(1,734,788)	(266,439)

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

These consolidated financial statements as at 31 December 2012 and for the three month period then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the three month period ended 31 December 2012 of $106,360 (2011 loss - $26,846), cumulative loss - $1,734,788 (2011 cumulative loss - $1,564,571) and has working capital deficit of $204,564 at 31 December 2012 (30 September 2012 deficit - $166,079).

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

At 31 December 2012, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

The purchase price allocation has been determined as follows:

Assets purchased:	$
Cash and cash equivalents	1,539
Mineral property interests	790,321

Total assets acquired	791,860

Purchase price	791,860

4.	Website Development Costs

			Net Book Value
	Cost	Accumulated amortization / Impairment	30 September 2012	30 September 2011
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

The Company has not incurred any expenditures related to website development costs since the write-down of website development costs during the year ended 30 September 2009.

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

The Company has not incurred any expenditures related to the Rose Prospect Lode Mining Claim property since the write-down of mineral property acquisition costs during the year ended 30 September 2006.

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

		Payments	Shares	Exploration expenditures
		$		$
Upon execution of agreement	(paid)	50,000	100	100,000
On or before 14 September 2009		100,000	150	200,000
On or before 14 September 2010		350,000	250	300,000
On or before 14 September 2011		500,000	500	400,000

Total		1,000,000	1,000	1,000,000

The Company is in default under the terms of the option agreement, and does not have any short term prospects for raising the funds needed to complete these projects and has written off its deferred mineral property costs related to the project.

During the year ended 30 September 2009, the Company recorded a write-down of mineral property acquisition costs of $106,400 related to the Pinehurst Properties Mining Claims.

The Company has not incurred any expenditures related to the Pinehurst Properties Mining Claims since the write-down of mineral property acquisition costs during the year ended 30 September 2009.

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

During the year ended 30 September 2009, the Company recorded a write-down of mineral property acquisition costs of $532,100 related to the Silver Strand Properties mining operations.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

The Company has not incurred any expenditures related to the Silver Strand Properties mining operations since the write-down of mineral property acquisition costs during the year ended 30 September 2009.

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

The Company wrote-off its deferred mineral property costs of $26,600 related to the Gold Canyon Gold Project during the year ended 30 September 2009.

The Company has not incurred any expenditures related to the Gold Canyon Gold Project since the write-off of deferred mineral property costs during the year ended 30 September 2009.

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

On 7 February 2012 the Company paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of Silverstar Mining Corp.

On 12 June 2012 the Company paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property, Central British Columbia, Canada. The work was completed and the Company received final invoicing for the work on 1 October 2012 in the amount of $15,533 which was recorded as Investment in Mineral Property.

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

7.	Convertible Debentures

	Balance at 31 December 2012	Balance at 31 December 2011
	$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $378 (31 December 2011 – $378). The balance as at 31 December 2012 consists of principal of $15,000 (31 December 2011 – $15,000) and accrued interest of $5,502 (30 September 2011 – $3,996), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30 September 2009.	20,502	18,996

8.	Demand Loans

	Balance at 31 December 2012	Balance at 31 December 2011
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). During the three month period ended 31 December 2012, the Company accrued interest expense of $756 (31 December 2011 - $756). The balance as at 31 December 2012 consists of principal of $30,000 (31 December 2011 - $30,000) and accrued interest of $9,449 (31 December 2011 - $6,441).	39,449	36,441

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

	Balance at 31 December 2012	Balance at 31 December 2011
	$	$
A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $63 (31 December 2011 - $63). The balance as at 31 December 2012 consists of principal of $2,500 (31 December 2011 - $2,500) and accrued interest of $658 (30 September 2011 - $408).	3,158	2,908

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $390 (31 December 2011 – $390) (Note 11). The balance as at 31 December 2012 consists of principal of $17,184 (31 December 2011 – $17,184) and accrued interest of $3,150 (31 December 2011 – $1,598).	20,334	18,782

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $363 (31 December 2011 – $363) (Note 11). The balance as at 31 December 2012 consists of principal of $16,000 (31 December 2011 – $16,000) and accrued interest of $2,785 (31 December 2011 – $1,341).	18,785	17,341

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

	Balance at 31 December 2012	Balance at 31 December 2011
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $363 (31 December 2011 – $363) (Note 11). The balance as at 31 December 2012 consists of principal of $16,000 (31 December 2011 – $16,000) and accrued interest of $2,551 (31 December 2011 – $1,107).	18,551	17,107

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $318 (31 December 2011 – $318) (Note 11). The balance as at 31 December 2012 consists of principal of $14,000 (31 December 2011 – $14,000) and accrued interest of $1,789 (31 December 2011 – $525).	15,789	14,525

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the three month period ended 31 December 2012, the Company accrued interest expense of $363 (31 December 2011 – $363) (Note 11). The balance as at 31 December 2012 consists of principal of $16,000 (31 December 2011 – $16,000) and accrued interest of $1,917 (31 December 2011 – $473).	17,917	16,473

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

	Balance at 31 December 2012	Balance at 31 December 2011
During the quarter ended 30 June 2012, the Company accepted a demand loan from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the quarter ended 31 December 2012 the Company accepted an additional $7,500 under the same terms and conditions. During the three month period ended 31 December 2012, the Company accrued interest expense of $567 (31 December 2011 – $Nil) (Note 11). The balance as at 31 December 2012 consists of principal of $22,500 (31 December 2011 – $Nil) and accrued interest of $1,035 (31 December 2011 – $Nil).	23,535	-

	157,518	123,577

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 31 December 2012 the balance owing was $2,500 plus accrued interest of $658 (31 December 2011 - $2,500 plus accrued interest of $408) and is accounted for as a Shareholder Demand Loan.

10.	Related Party Transactions

During the year ended 30 September 2006, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000 (Notes 11 and 13).

During the year ended 30 September 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000 (Notes 11 and 13).

On 1 April 2008, the Company agreed to pay an officer and director of the Company of $6,500 per month for management and consulting services commencing 1 March 2008 expiring in 30 days upon cancellation notice by either party. The Company paid or accrued $26,000 to the director for these services during the year ended 30 September 2009. This officer and director of the Company resigned during the year ended 30 September 2009.

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

During the year ended 30 September 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 and rent in the amount of $3,000 (Notes 11 and 13).

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

During the year ended 30 September 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000 (Notes 11 and 13).

During the year ended 30 September 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000 (Notes 11 and 13).

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 and rent in the amount of $6,000 (Notes 11 and 13).

During the three month period ended 31 December 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $4,500 (31 December 2011 - $4,500) and rent in the amount of $1,500 (31 December 2011 - $1,500) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 169,179 common shares with a par value of $0.001 per common share.

On 4 March 2008, the Company affected a three (3) for one (1) forward stock split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding at that time from 18,500,000 to 55,500,000 and to increase the Company’s authorized common shares at that time from 75,000,000 shares par value $0.001 to 225,000,000 shares par value $0.001. The consolidated financial statements were retroactively adjusted to reflect this stock split at that time.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

On 7 September 2011 the Company announced effective 22 September 2011, the Company would complete a reverse split with a 1,000 to 1 ratio thereby reducing issued and outstanding capital stock from 42,168,837 common shares with a par value of $0.001 to 42,171 common shares with a par value of $0.001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this reverse stock split on a retroactive basis.

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

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 December 2012	For the three month period ended 31 December 2011
	$	$
Deferred tax asset attributable to:
Current operations	36,162	9,128
Contributions to capital by related parties	(2,040)	(2,040)
Less: Change in valuation allowance	(34,122)	(7,088)

Net refundable amount	-	-

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2012

The composition of the Company’s deferred tax assets as at 31 December 2012 and 30 September 2012 are as follows:

	As at 31 December 2012	As at 30 September 2012
	$	$

Income tax operating loss carry-forward	1,734,788	1,628,428

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	34%	34%

Deferred tax assets	589,828	553,665
Less: Valuation allowance	(589,828)	(553,665)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2012, the Company has an unused net operating loss carry-forward balance of approximately $1,735,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

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

During the year ended 30 September 2011, the Company accrued interest of $8,094 related to the convertible debentures (Note 7) and demand loans (Note 8).

During the year ended 30 September 2012, the Company accrued interest of $12,380 related to the convertible debentures (Note 7) and demand loans (Note 8).

During the three month period ended 31 December 2012, the Company accrued interest of $3,561 related to the convertible debentures (Note 7) and demand loans (Note 8).

14.	Commitments

On 14 November 2012, the Company received a Notice of Exercise for warrants to purchase 25,000 common shares of the Company valued at $17,500, being the value of the warrants exercised by a shareholder of the Company. The $17,500 in proceeds received was accounted for as Shares to be Issued.

On 18 December 2012 the Board of Directors agreed to issue 25,000 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012. Note holder was originally entitled to 250,000 common shares pre 1,000:1 stock split (250 shares post split). This was accounted for in the financial statements to reflect an additional 24,750 common shares to be issued at $2.50 each, being the closing price of the shares on 18 December 2012.

On December 27, 2012 the Company entered into a share exchange agreement with Arriba Resources Inc., (“Arriba”), a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, the Company agreed to acquire all of the issued and outstanding shares of Arriba’s common stock in exchange for the issuance of 4,179,852 shares of the Company’s common stock to the shareholders of Arriba, and 2,078,477 warrants to purchase common shares of the Company at an exercise price of $1.75 and valid for 360 days.

15.	Subsequent Events

On 9 January 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012 in the amount of $39,449 (Note 8 and 14). The Company is still obligated to issue an additional 250 common shares to satisfy the terms of the note (Note 14).

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

On 27th December, 2012, the Company acquired all the assets and liabilities of Arriba Resources, Inc, a corporation organized under the laws of Canada.

At 31 December 2012, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three month period ended December 31, 2012 and December 31, 2011:

Revenue

Since our Inception, we have not generated any revenues.

For the three months ended December 31, 2012 and December 31, 2011 total expenses were $40,924 and 23,852 respectively. Total costs and expenses since Inception were $1,624,539 which consists primarily of a write down of mineral property acquisition costs totaling $811,696, legal and accounting fees totaling $293,605, consulting services totaling $138,467 and management fees totaling $125,500.

Our principal costs for the three months ended December 31, 2012 and December 31, 2011were attributable to legal and accounting fees totaling $26,363 and $15,062. Our legal and accounting fees since Inception totaled $293,605. Most of these fees are attributable to our ongoing reporting obligations with the Securities and Exchange Commission. We have also incurred legal expenses associated with the acquisition of the mining claims. We continue to incur $1,500 in monthly management fees as a result these fees totaled $4,500 and $14,500 respectively. Our total management fees since Inception were $125,500

For the three months ended December 30 2012, and December 31 2011 total expenses were $40,924 and $23,852. As with the comparable periods in 2011, most of these expenses were attributable to legal and accounting fees totaling $26,363 and $15,062. We continue to incur $1,500 in monthly management and as such management fees for the three months ended December 31, 2012 totaled $4,500 and $13,500 respectively.

Bank fees for the three months ended December 31, 2012 and December 31, 2011 totaled $65,436 as compared to $2,994. The Increase in borrowing was due to the Arriba Transaction at the end of December. Total bank fees since Inception were $110,249.

Except as set forth above, we had no other significant line item expenses for the three month periods ended December 30, 2012 and 2011.

Our Net Loss for the three months ended December 31, 2012 and 2011 was $(106,360) and $(26,846).

Our Net Loss since Inception totaled $(1,734,788).

Our Net Loss per share for the three ended December 31, 2012 totaled $($.63) as compared to $(0.48) for the period ended December 31, 2011.

Until such time as we can generate revenues from operations, we will continue to incur operating losses. Even if we do generate revenues, there can be no assurance that we will not continue to operate at a loss.

Liquidity and Working Capital

We have limited assets. At December 31, 2012 we had cash of $2,413 as compared to $558 at December 31, 2011. We also have $249 in prepaid expenses as of December 31, 2012 compared to $10,249 for the respective period ended December 31, 2011. Our investment in our mineral properties totaled $29,893 and total assets at December 31, 2012 were $32,555. At December 31, 2011 our mineral assets totaled $14,360 and total assets were $25,167.

Current liabilities at December 31, 2012 totaled $298,994 consisting primarily of a shareholder demand note totaling $133,983, convertible debentures totaling $20,502, a liability of $83,875 attributable to the share issuance for the Arrriba Transaction. Current liabilities at December 31, 2011 totaled $191,246 consisting primarily of shareholder demand loans totaling $131,366, convertible debentures totaling $20,124, accounts payable totaling $15,468 and a liability for share issuance of $4,500.

Our working capital deficit at December 31, 2012 was $266,439 as compared to $166,079

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual consolidated financial statements for the year ended September 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s market risk profile has not changed significantly from its year ended September 30, 2012.

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

Item 4.  Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)   Exhibits.

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

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: February 14, 2013	/s/ Neil Kleinman
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

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

