Form 10-K/A
period 2012-09-30
SILVERSTAR MINING CORP.
filed 2013-04-22
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

None.

EXPLANATORY NOTE

Silverstar Mining Corp. is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the U.S. Securities and Exchange Commission on April 9, 2013. This Amendment No. 2 is being filed to submit the exhibits. There has been no change to the Company’s financial Statements.

This Amendment No. 2 does not reflect events that have occurred after the filing of the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished respectively, as exhibits to the original filing, have been amended and refiled as of the date of this Amendment No. 2 and are included Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

This Amendment No. 2 should be read in conjunction with the original filing of our Annual Report for the period ended September 30, 2012 and our other filings made with the Securities and Exchange Commission.

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverstar, Inc.

Date: April 22, 2013

By:	/s/ Neil Kleinman
Neil Kleinman
CEO/President

