Form 10-Q
period 2013-03-31
SILVERSTAR MINING CORP.
filed 2013-05-20
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

SILVERSTAR MINING CORP.
(Name of small registrant as specified in its charter)

Nevada	5065	98-0425627
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2500 Plaza 5, 25th Floor, Harborside Financial Center, Jersey City, NJ	07311
(Address of principal executive offices)	(Zip Code)

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

As of May 15th, 2013 there were 194,429 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2013

3

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at	As at
	31-Mar-13	30-Sep-12
	$	$
Assets
Current
Cash and cash equivalents	25,933	558
Prepaid expense	7,249	10,249
Total Current Assets	33,182	10,807
Other
Furniture and equipment	977,437	-
Goodwill	4,134,135	-
Investment in Mineral Properties (Note 5)	785,133	14,360
Total Assets	5,929,887	25,167

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	61,333	19,788
Due to related party (Note 9)	129	-
Convertible debentures (Note 7)	20,871	20,124
Demand Loans (Note 8)	34,268	15,468
Shareholder’s demand loans (Note 8)	136,542	131,366
Shareholder advances	19,155	31,155
Share issuance liability	4,786,462	4,500
Total Current Liabilities	5,058,760	222,401

Stockholders’ Equity (Deficit)
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2013 – 193,929 common shares, par value $0.001 (Note 11)
2012 – 169,179 common shares, par value $0.001	194	169
Additional paid-in capital	1,536,030	1,462,180
Warrant reserve	935,315	-
Deficit, accumulated during the exploration stage	(1,856,239)	(1,659,583)
Total Stockholders’ Equity (Deficit)	615,300	(197,234)

Non-controlling interest	255,827	-

Total Liabilities and Stockholders’ Equity (Deficit)	5,929,887	25,167

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 5 December 2003 to	For the three month period ended	For the three month period ended	For the six month period ended	For the six month period ended
	31-Mar-13	31-Mar-13	31-Mar-12	31-Mar-13	31-Mar-12
	$	$	$	$	$
Expenses
Amortization	78,917	78,917	-	78,917	-
Bank charges	5,183	255	3,214	393	6,672
Consulting	138,467	-	-	-	-
Dues & subscriptions	10	-	-	10	-
Exploration and development (Note 5)	13,029	-	-	-	-
Filing fees	28,956	4,742	137	5,141	511
Investor relations	84,992	-	-	-	-
Legal and accounting (Note 9 and 10)	311,909	18,304	11,300	44,667	26,362
Licences and permits	4,266	650	200	650	200
Management fees (Notes 10, 11 and 13)	130,000	4,500	4,500	9,000	9,000
Rent (Notes 10, 11 and 13)	51,007	1,750	2,215	3,997	3,814
Transfer agent fees	32,295	-	2,500	755	3,160
Travel, entertainment and office	68,270	785	474	7,297	1,667
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-
Net ordinary loss	1,765,597	109,903	24,540	150,827	51,386

Other Income/(Expense)
Interest income	362	-	-	-	-
Cost of borrowing (Note 14)	(62,500)	(625)	-	(62,500)	-
Exchange gain/(loss)	165	218	-	218	-
Interest expense (Note 7, 8 and 13)	(52,344)	(3,661)	-	(7,222)	-
	(114,317)	(4,068)	-	(69,504)	-
Non-controlling interest	(23,675)	(23,675)	-	(23,675)	-

Net loss	(1,856,239)	(90,296)	(24,540)	(196,656)	(51,386)

Basic and diluted loss per common share		(0.47)	(0.15)	(1.09)	(0.46)
Weighted average number of common shares used in per share calculations		191,721	169,171	180,322	112,264

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the six month period ended	For the six month period ended
	31-Mar-13	31-Mar-13	31-Mar-12
	$	$	$
Cash flows from operating activities
Net loss for the period	(1,879,914)	(220,331)	(51,386)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	20,871	747	753
Accrued interest – shareholder demand loan (Note 8)	24,857	5,175	5,204
Accrued interest – demand loan (Note 8)	1,768	1,300	-
Amortization	78,917	78,917	-
Contributions to capital by related parties (Notes 10, 11 and 13)	209,500	12,000	12,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids	(7,249)	3,000	(537)
Increase (decrease) in accounts payable and accrued liabilities	13,182	(6,606)	(10,032)
Increase in due to related parties and shares to be issued	186,470	150,815	1,500
	(533,302)	25,017	(42,498)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Acquisition of Arriba (Note 3)	(1,609)	(1,609)	-
Mineral property acquisition costs (Note 5)	(51,268)	(15,533)	(4,040)
Website development costs (Note 4)	(6,600)	-	-
	(199,698)	(17,142)	(4,040)
Cash flows from financing activities
Convertible debenture	15,000	-	-
Shareholder Demand Loan	111,683	-	-
Demand Loans	32,500	17,500	-
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	601,005	-	50,320
	758,933	17,500	50,320
Increase (decrease) in cash and cash equivalents	25,933	25,375	3,782
Cash and cash equivalents, beginning of period	-	558	1,674
Cash and cash equivalents, end of period	25,933	25,933	5,456

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

			Share subscriptions	Deficit,
			received in advance	accumulated
	Number of	Share	/ Additional paid-in	during the	Stockholder’s
	shares issued	capital	capital	exploration stage	equity
		$	$	$	$
Balance at 5 December 2003 (inception)
Common shares issued for cash ($333 per share) (Note 11)	0.003	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0.003	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0.003	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 11)	30,000	30	9,970	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0.003)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30	33,970	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	26	84,974	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	56	142,944	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4	650,096	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15)	15	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834	$45	$1,225,976	$(369,103)	$856,918

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

			Share subscriptions	Deficit,
			received in advance	accumulated
	Number of	Share	/ Additional paid-in	during the	Stockholder’s
	shares issued	capital	Capital	exploration stage	equity
		$	$	$	$

Balance at 30 September 2008	44,834	45	1,225,976	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	1	237,499	-	237,500
Common shares issued for cash ($448 per share) (Note 11)	487	1	218,175	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(15)	5	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42	1,339,979	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42	1,363,979	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42	1,387,979	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	1	319	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125	49,875	-	50,000
Common shares issued at par to balance stock split rounding	8	1	7	-	8
Net loss for the period	-	-	-	(121,858)	(121,858)

Balance at 30 September 2012	169,179	169	1,462,180	(1,659,583)	(197,234)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

			Share subscriptions	Deficit,
			received in advance	accumulated
	Number of	Share	/ Additional paid-in	during the	Stockholder’s
	shares issued	Capital	capital	exploration stage	equity
		$	$	$	$

Balance at 30 September 2012	69,179	169	1,462,180	(1,659,583)	(197,234)
Contributions to capital by related parties – expenses (Note 10)	-	-	12,000	-	12,000
Common shares issued to satisfy terms of note payable (Notes 8,10,11,14)	24,750	25	61,850	-	61,875
Warrant reserve (Note 3)	-	-	935,315	-	935,315
Net loss for the period	-	-	-	(196,656)	(196,656)

Balance at 31 March 2013	193,929	194	2,471,345	(1,856,239)	615,300

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

On 15 February 2013, the Company closed a share exchange agreement entered into on December 27, 2012, and amended on 14 May 2013 (Note 15), with Arriba Resources Inc., (“Arriba”), a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, the Company has acquired all of the issued and outstanding shares of Arriba’s common stock. With the acquisition of Arriba the Company expanded its business of acquiring and exploring mineral properties.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silverdale Mining Corp. (“Silverdale”) from 24 July 2008, the date of acquisition, Silverstar Mining (Canada) Inc. from 13 April 2011, the date of incorporation, and Arriba Resources Inc. (“Arriba) from 15 February 2013, the date of acquisition.

The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 30 September.

These consolidated financial statements as at 31 March 2013 and for the six month period then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the six month period ended 31 March 2013 of $196,656 (2012 loss - $51,386), cumulative loss - $1,856,239 (2012 cumulative loss - $1,659,583) and has working capital deficit of $5,025,578 at 31 March 2013 (30 September 2012 deficit - $211,594).

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

At 31 March 2013, the Company had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC-7409, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC-260, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

ASC-220-10, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an enterprise and related information

ASC-280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC-280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC-8930, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

On 15 February 2013, the Company closed a share exchange agreement entered into on December 27, 2012, and amended on 14 May 2013 (Note 15), with Arriba Resources Inc., (“Arriba”), a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, the Company has acquired all of the issued and outstanding shares of Arriba’s common stock in exchange for the issuance of 2,139,926 shares of the Company’s common stock, valued at $4,707,837 (calculated using the closing price of $2.20 per share on the closing date), and 2,078,477 warrants to purchase common shares of the Company at an exercise price of $1.75 and valid for 360 days, valued at $935,315 (calculated using the Black-Scholes value of $2.20 per share on the closing date less the exercise price of $1.75 per warrant), to the shareholders of Arriba. With the acquisition of Arriba the Company expanded its business of acquiring and exploring mineral properties.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

A valuation of certain assets was completed and the Company internally determined the fair value of other assets and liabilities. In determining the fair value of acquired assets, standard valuation techniques were used including the market and income approach.

The purchase price allocation has been determined as follows:

$
Assets purchased:
Cash and cash equivalents	13,076
Furniture and equipment	1,056,354
Mineral property interests	755,240
Less accounts payable	(36,151)
Less non-controlling interest	(279,502)
Total assets acquired	1,509,017

Goodwill	4,134,135

Purchase price	5,643,152

As of 19 May 2013 the 2,139,926 shares associated with this transaction were not issued and a stock issuance liability was created for the value of the shares to be issued and is reflected in these financial statements.

4.	Website Development Costs

			Net Book Value
	Cost	Accumulated amortization / Impairment	31 March 2013	30 September 2012
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures

	Balance at 31 March 2013	Balance at 31 March 2012
	$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $2.50 per common share for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $747 (31 March 2012 – $753). The balance as at 31 March 2013 consists of principal of $15,000 (31 March 2012 – $15,000) and accrued interest of $5,871 (31 March 2012 – $4,371), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30 September 2009.	20,871	19,371

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

8.	Demand Loans

	Balance at 31 March 2013	Balance at 31 March 2012
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. On 9 January 2013 the Company issued 24,750 common shares and will issue 250 common shares in the Company in satisfaction of the terms pursuant to this loan (Notes 10, 11 and 14). During the six month period ended 31 March 2013, the Company accrued interest expense of $1,496 (31 March 2012 - $1,504). The balance as at 31 March 2013 consists of principal of $30,000 (31 March 2012 - $30,000) and accrued interest of $10,189 (31 March 2012 - $7,189).	40,189	37,189

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $125 (31 March 2012 - $125). The balance as at 31 March 2013 consists of principal of $2,500 (31 March 2012 - $2,500) and accrued interest of $720 (31 March 2012 - $470).	3,220	2,970

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $771 (31 March 2012 – $776) (Note 11). The balance as at 31 March 2013 consists of principal of $17,184 (31 March 2012 – $17,184) and accrued interest of $3,531 (31 March 2012 – $1,984).	20,715	19,168

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

	Balance at 31 March 2013	Balance at 31 March 2012
	$	$
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $718 (31 March 2012 – $722) (Note 11). The balance as at 31 March 2013 consists of principal of $16,000 (31 March 2012 – $16,000) and accrued interest of $3,140 (31 March 2012 – $1,700).	19,140	17,700

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $718 (31 March 2012 – $722) (Note 11). The balance as at 31 March 2013 consists of principal of $16,000 (31 March 2012 – $16,000) and accrued interest of $2,906 (31 December 2011 – $1,446).	18,906	17,446

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $629 (31 March 2012 – $632) (Note 11). The balance as at 31 March 2013 consists of principal of $14,000 (31 March 2012 – $14,000) and accrued interest of $2,100 (31 March 2012 – $839).	16,100	14,839

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

	Balance at 31 March 2013	Balance at 31 March 2012
	$	$
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013, the Company accrued interest expense of $718 (31 March 2012 – $722) (Note 11). The balance as at 31 March 2013 consists of principal of $16,000 (31 March 2012 – $16,000) and accrued interest of $2,272 (31 March 2012 – $832).	18,272	16,832

During the quarter ended 30 June 2012, the Company accepted a demand loan from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the six month period ended 31 March 2013 the Company accepted an additional $17,500 under the same terms and conditions. During the six month period ended 31 March 2013, the Company accrued interest expense of $1,300 (31 March 2012 – $Nil) (Note 11). The balance as at 31 March 2013 consists of principal of $32,500 (31 March 2012 – $Nil) and accrued interest of $1,768 (31 March 2012 – $Nil).	34,268	-
	170,810	126,164

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 31 March 2013 the balance owing was $2,500 plus accrued interest of $720 (31 March 2012 - $2,500 plus accrued interest of $470) and is accounted for as a Shareholder Demand Loan.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

On 9 January 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012 in the amount of $39,449 (Notes 8, 11 and 14). The Company is still obligated to issue an additional 250 common shares to satisfy the terms of the note (Note 14).

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000 (Notes 10 and 11).

During the six month period ended 31 March 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (31 March 2012 - $9,000) and rent in the amount of $3,000 (31 March 2012 - $3,000) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 194,429 common shares with a par value of $0.001 per common share.

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000 (Notes 10 and 11).

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 March 2013	For the six month period ended 31 March 2012
	$	$
Deferred tax asset attributable to:
Current operations	66,863	17,471
Contributions to capital by related parties	(4,080)	(4,080)
Less: Change in valuation allowance	(62,783)	(13,391)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2013 and 30 September 2012 are as follows:

	As at 31 March 2013	As at 30 September 2012
	$	$

Income tax operating loss carry-forward	1,856,239	1,659,583

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	34%	34%

Deferred tax assets	631,121	564,258
Less: Valuation allowance	(631,121)	(564,258)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2012, the Company has an unused net operating loss carry-forward balance of approximately $1,856,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

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

During the six month period ended 31 March 2013, the Company accrued interest of $7,222 related to the convertible debentures (Note 7) and demand loans (Note 8).

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 March 2013

14.	Commitments

On 14 November 2012, the Company received a Notice of Exercise for warrants to purchase 25,000 common shares of the Company valued at $17,500, being the value of the warrants exercised by a shareholder of the Company. The $17,500 in proceeds received was accounted for as Shares to be Issued.

On 9 January 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012 in the amount of $39,449 (Notes 8, 10 and 11). The Company is still obligated to issue an additional 250 common shares to satisfy the terms of the note (Notes 8, 10 and 11).

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000 (Notes 10 and 11). The shares were not issued as at 31 March 2013.

As of 19 May 2013 the 2,139,926 shares associated with the Arriba transaction (Note 3) were not issued and a stock issuance liability was created for the value of the shares to be issued and is reflected in these financial statements.

15.	Subsequent Events

On 14 May 2013 the Company closed an amendment to the share exchange agreement with Arriba Resources Inc. (“Arriba”) that reduced the number of common shares of the Company to be issued in connection with the acquisition of all the common shares of Arriba from 4,179,852 common shares to 2,139,926 common shares (Note 3).

The Company determined that a correction was necessary to the financial statements as at 30 September 2012 due to advances made by a shareholder of the Company, to pay for expenses on behalf of the Company, that were not properly accounted for and which increased the net loss by $31,155, in the expense category of Travel, Entertainment and Office, and increased the amount carried as Shareholder loans accordingly. During the three months ended 31 March 2013 $12,000 was paid against the amount owed and the balance of $19,155 is included in Shareholder loans.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

On 15 February 2013, the Company closed a share exchange agreement (the “Share Exchange Agreement”), entered into on December 27, 2012, and amended on 14 May 2013 (Note 15), with Arriba Resources Inc., (“Arriba”), a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, the Company has acquired all of the issued and outstanding shares of Arriba’s common stock in exchange for the issuance of 2,139,926 shares of the Company’s common stock, and 2,078,477 warrants to purchase common shares of the Company at an exercise price of $1.75 and valid for 360 days from the closing, These securities were issued without a prospectus.

Arriba is engaged in the exploration and development of mineral properties. It currently holds 70% of a drilling company as well as 50% of the “La Palma” gold and silver property in Mexico and an option to acquire a further 30%.

Upon the acquisition of Arriba as our wholly owned subsidiary, we have changed our business focus to that of operating Arriba’s majority owned drilling company and completing an exploration program on the La Palma property.

We will file audited financial statements of Arriba within 75 days of the completion of the acquisition by including them in an amendment to this Current Report on Form 8-K.

The closing of the share exchange agreement also resulted in the creation of a new control shareholder in our company. Mexican Resources Ltd., now holds 675,714 shares of our common stock as well as warrants to acquire a further 1,319,852 shares of our common stock at $1.75 per share until February 15, 2014. The shares and warrants, in the aggregate, result in Mexican Resources Ltd., holding a total of 45.2% of our issued and outstanding voting securities.

At 31 Marc 2013, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Revenue

Since our Inception, we have not generated any revenues.

Expenses for the three month periods ended March 31, 2013 and 2012:

For the three months ended March 31, 2013 expenses totaled $113,971 and were mainly attributable to amortization totaling $78,917, and legal and accounting fees totaling $18,304, less minority interest totaling $23,675, as compared to March 31, 2012 expenses totaled $24,540 and were mainly attributable to legal and accounting fees totaling $11,300.

Except as set forth above, we had no other significant line item expenses for the three months ended March 31, 2013 and March 31, 2012.

Our Net Loss for the three months ended March 31, 2013 was $(90,296) as compared to $(24,540) for March 31, 2012.

Our Net Loss per share for the three months ended March 31, 2013 was $(0.47) as compared to $(0.15) for March 31, 2012.

Expenses for the six month periods ended March 31, 2013 and 2012:

For the six months ended March 31, 2013 expenses totaled $220,331 and were mainly attributable to amortization totaling $78,917, legal and accounting fees totaling $44,667, and cost of borrowing totaling $62,500, less minority interest totaling $23,675, as compared to March 31, 2012 expenses totaled $51,386 and were mainly attributable to legal and accounting fees totaling $26,362.

Except as set forth above, we had no other significant line item expenses for the six months ended March 31, 2013 and March 31, 2012.

Our Net Loss for the six months ended March 31, 2013 was $(196,656) as compared to $(51,386) for March 31, 2012.

Our Net Loss per share for the six months ended March 31, 2013 was $(1.09) as compared to $(0.46) for March 31, 2012.

Expenses from inception to March 31, 2013:

Total expenses since inception were $1,765,597 which consists primarily of a write down of mineral property acquisition costs totaling $811,696, legal and accounting fees totaling $311,909, consulting services totaling $138,467, management fees totaling $130,000, investor relations totaling $84,992, amortization totaling $78,917, cost of borrowing totaling $62,500, and interest totaling $52,344. Our legal and accounting fees since Inception are mostly attributable to our ongoing reporting obligations with the Securities and Exchange Commission. We have also incurred legal expenses associated with the acquisition of the mining claims and our recent acquisition of Arriba.

Our Net Loss since Inception totaled $(1,856,239).

Until such time as we can generate revenues from operations, we will continue to incur operating losses. Even if we do generate revenues, there can be no assurance that we will not continue to operate at a loss.

Liquidity and Working Capital

We have limited assets. At March 31, 2013 we had cash of $25,933 as compared to $558 at September 30, 2012. We also had $7,249 in prepaid expenses as of March 31, 2013 compared to $10,249 at September 30, 2012. At March 31, 2013 our investment in our mineral properties totaled $785,133, furniture and equipment totaled $977,437, and goodwill totaled $4,134,135, as compared to $14,360, $Nil and $Nil, respectively, at September 30, 2013. At March 31, 2013 we had total assets were $5,929,887 as compared to $25,167 at September 30, 2012.

Current liabilities at March 31, 2013 totaled $5,058,760 consisting primarily of a shareholder demand note totaling $136,542, share issuance liability of $4,786,462 (mainly for shares to be issued as per the terms of the Arriba share exchange agreement), and accounts payable and accruals totaling $61,333. Current liabilities at September 30, 2012 totaled $222,401 consisting primarily of shareholder demand loans totaling $131,366, shareholder advances totaling $31,155, convertible debentures totaling $20,124, and accounts payable totaling $19,788.

Our working capital deficit at March 31, 2013 was $5,025,578 as compared to $211,594 at September 30, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2013, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverstar Mining Corp., a Nevada corporation

Title	Name	Date	Signature
President, Chief Executive Officer,	Neil Kleinman	May 20, 2013	/s/ Neil Kleinman
Director, Principal Executive Officer

Title	Name	Date	Signature
Chief Financial Officer and Director	Jared G. Robinson	May 20, 2013	/s/ Jared G. Robinson

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Neil Kelinman	Neil Kleinman	Principal Executive Officer, Director	May 20, 2013

SIGNATURE	NAME	TITLE	DATE
/s/ Jared Robinson	Jared G. Robinson	Principal Financial Officer, Director	May 20, 2013

