Form 10-Q
period 2013-06-30
SILVERSTAR MINING CORP.
filed 2013-08-14
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9th, 2013 there were 194,429 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

The consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2013

3

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Balance Sheets (Expressed in U.S. Dollars) (Unaudited)

	As at	As at
	30-Jun-13	30-Sep-12
	$	$
Assets
Current
Cash and cash equivalents	3,142	558
Prepaid expense	7,249	10,249
Total Current Assets	10,391	10,807
Other
Furniture and equipment	860,733	-
Goodwill	4,134,135	-
Investment in Mineral Properties (Note 5)	785,133	14,360
Total Assets	5,790,392	25,167

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	95,259	19,788
Due to related party (Note 9)	-	-
Convertible debentures (Note 7)	21,246	20,124
Demand Loans (Note 8)	35,078	15,468
Shareholder’s demand loans (Note 8)	139,129	131,366
Shareholder advances	17,655	31,155
Share issuance liability	4,802,462	4,500
Total Current Liabilities	5,110,829	222,401

Stockholders’ Equity (Deficit)
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2013 – 193,929 common shares, par value $0.001 (Note 11)
2012 – 169,179 common shares, par value $0.001	194	169
Additional paid-in capital	1,542,030	1,462,180
Warrant reserve	935,315	-
Deficit, accumulated during the development stage	(2,018,792)	(1,659,583)
Total Stockholders’ Equity (Deficit)	458,747	(197,234)
Non-controlling interest	220,816	-
Total Liabilities and Stockholders’ Equity (Deficit)	5,790,392	25,167

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Statements of Operations (Expressed in U.S. Dollars) (Unaudited)

	For the period from the date of inception on 5 December 2003 to	For the three month period ended	For the three month period ended	For the nine month period ended	For the nine month period ended
	30-Jun-13	30-Jun-13	30-Jun-12	30-Jun-13	30-Jun-12
	$	$	$	$	$
Expenses
Amortization	195,621	116,704	-	195,621	-
Bank charges	5,955	772	3,195	1,165	9,867
Consulting	135,950	(2,518)	-	(2,518)	-
Dues & subscriptions	10	-	-	10	-
Exploration and development (Note 5)	13,029	-	-	-	-
Filing fees	31,348	2,392	-	7,533	374
Insurance	20,376	20,376	-	20,376	-
Investor relations	84,992	-	-	-	-
Legal and accounting (Note 9 and 10)	352,691	40,782	5,153	85,449	31,515
Licenses and permits	4,266	-	-	650	200
Management fees (Notes 10, 11 and 13)	134,500	4,500	4,500	13,500	13,500
Rent (Notes 10, 11 and 13)	53,507	2,500	2,247	6,497	6,061
Transfer agent fees	34,106	1,811	1,538	2,566	4,698
Travel, entertainment and office	75,358	7,088	492	14,385	2,296
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-	-	-
Write-down of website development costs (Note 4)	6,600	-	-	-	-
Net ordinary loss	1,960,005	194,408	17,125	345,235	68,511

Other Income/(Expense)
Interest income	362	-	-	-	-
Cost of borrowing (Note 14)	(62,500)	-	-	(62,500)	-
Exchange gain/(loss)	780	615	-	833	-
Interest expense (Note 7, 8 and 13)	(56,116)	(3,772)	-	(10,994)	-
	(117,474)	(3,157)	-	(72,661)	-
Net loss	(2,077,479)	(197,565)	(17,125)	(417,896)	(68,511)

Non-controlling interest	(58,686)	(35,011)	-	(58,686)	-

Net loss attributable to shareholders	(2,018,792)	(162,553)	(17,125)	(359,209)	(68,511)

Basic and diluted loss per common share		(0.84)	(0.10)	(1.94)	(0.52)

Weighted average number of common shares used in per share calculations		193,929	169,171	184,863	131,164

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Statements of Cash Flows (Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the nine month period ended	For the nine month period ended
	30-Jun-13	30-Jun-13	30-Jun-12
	$	$	$
Cash flows from operating activities
Net loss for the period	(2,077,479)	(417,896)	(68,511)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	21,246	1,122	1,128
Accrued interest – shareholder demand loan (Note 8)	27,444	7,762	7,790
Accrued interest – demand loan (Note 8)	2,578	2,110	91
Amortization	195,621	195,621	-
Contributions to capital by related parties (Notes 10, 11 and 13)	215,500	18,000	18,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids	(7,249)	3,000	(10,249)
Increase (decrease) in accounts payable and accrued liabilities	45,906	26,119	(6,962)
Increase in due to related parties and shares to be issued	202,545	166,890	-
	(555,592)	2,728	(58,713)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Acquistion of Arriba (Note 3)	(2,111)	(2,111)	-
Mineral property acquisition costs (Note 5)	(51,268)	(15,533)	(4,360)
Website development costs (Note 4)	(6,600)	-	-
	(200,200)	(17,644)	(4,360)
Cash flows from financing activities
Convertible debenture	15,000	-	-
Shareholder Demand Loan	111,683	-	-
Demand Loans	32,500	17,500	15,000
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	601,005	-	50,320
	758,933	17,500	65,320
Increase (decrease) in cash and cash equivalents	3,142	2,584	2,247
Cash and cash equivalents, beginning of period	-	558	1,674
Cash and cash equivalents, end of period	3,142	3,142	3,921

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) (Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance /Additional paid-in capital	Deficit, accumulated during the exploration stage	Stockholder’s equity
		$	$	$	$
Balance at 5 December 2003 (inception)
Common shares issued for cash ($333 per share) (Note 11)	0.003	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0.003	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0.003	-	1	(750)	(749)
Common shares issued for cash ($0.001 per share) (Note 11)	30,000	30	9,970	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0.003)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30	33,970	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	26	84,974	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	56	142,944	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4	650,096	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15)	15	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834	$45	$1,225,976	$(369,103)	$856,918

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd. (Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance /Additional paid-in capital	Deficit, accumulated during the exploration stage	Stockholder’s equity
		$	$	$	$

Balance at 30 September 2008	44,834	45	1,225,976	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	1	237,499	-	237,500
Common shares issued for cash ($448 per share) (Note 11)	487	1	218,175	-	218,176
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(5)	5	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42	1,339,979	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42	1,363,979	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42	1,387,979	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	1	319	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125	49,875	-	50,000
Common shares issued at par to balance stock split rounding	8	1	7	-	8
Net loss for the period	-	-	-	(121,858)	(121,858)

Balance at 30 September 2012	169,179	169	1,462,180	(1,659,583)	(197,234)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd. (Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$

Balance at 30 September 2012	169,179	169	1,462,180	(1,659,583)	(197,234)
Contributions to capital by related parties – expenses (Note 10)	-	-	18,000	-	18,000
Common shares issued to satisfy terms of note payable (Notes 8,10,11,14)	24,750	25	61,850	61,875

Warrant reserve (Note 3)	-	-	935,315	-	935,315
Net loss for the period	-	-	-	(359,209)	(359,209)

Balance at 30 June 2013	193,929	194	2,477,345	(2,018,792)	458,747

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) 30 June 2013

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

These consolidated financial statements as at 30 June 2013 and for the nine month period then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the nine month period ended 30 June 2013 of $359,209 (2012 loss - $68,511), cumulative loss - $2,018,792 (2012 cumulative loss - $1,606,236) and has working capital deficit of $5,100,438 at 30 June 2013 (30 September 2012 deficit - $211,594).

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

At 30 June 2013, the Company had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under ASC 350-40, “Internal-Use Software”, will be expensed as incurred. The costs of website development during the planning stage, as defined under ASC 350-50, “ Website Development Costs”, will also be expensed as incurred.

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

Comprehensive loss

ASC-220-10, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC-8930, “Foreign Currency Translation”. Assets and liabilities of the Company’s subsidiaries operating outside the United States, which operate in a functional currency other than U.S. Dollars, are translated into U.S. Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are included in other income (expense), net. The foreign currency translation gain or loss generated by the re-measurement of our intercompany debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit), where the Company expects those loans to be permanently reinvested.

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

As of 9 August 2013 the 2,139,926 shares associated with this transaction were not issued and a stock issuance liability was created for the value of the shares to be issued and is reflected in these financial statements.

4.	Website Development Costs

			Net Book Value
	Cost	Accumulated amortization / Impairment	30 June 2013	30 September 2012
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

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

		Payments	Shares	Exploration expenditure
		$		$
Upon execution of agreement	(paid)	50,000	100	100,000
On or before 14 September 2009		100,000	150	200,000
On or before 14 September 2010		350,000	250	300,000
On or before 14 September 2011		500,000	500	400,000

Total		1,000,000	1,000	1,000,000

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

Silver Strand Properties

On 1 March 2008, the Company entered into a mineral property option agreement with New Jersey Mining Company (“NJMC”) to purchase a 50% Joint Venture Interest in mining operations on certain mining properties collectively known as the Silver Strand Properties, located in Kootenai County, Idaho. The terms of the option agreement calls for the Company to make payments as follows:

i.	$120,000 upon the signing of the agreement (paid);
ii.	$150,000 on or before 30 April 2008 (paid); and
iii.	$230,000 on or before 30 May 2008

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

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Convertible Debentures

	Balance at 30 June 2013	Balance at 30 June 2012
	$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months (extended to seventy-two months) from the issue date on the basis of $2.50 per common share pre-split ($0.0025 per common share post split) for each dollar of principle and/or interest due and payable. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2013, the Company accrued interest expense of $1,122 (30 June 2012 – $1,128). The balance as at 30 June 2013 consists of principal of $15,000 (30 June 2012 – $15,000) and accrued interest of $6,246 (30 June 2012 – $4,746), respectively. The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30 September 2009.
	21,246	19,746

8.	Demand Loans

	Balance at 30 June 2013	Balance at 30 June 2012
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. On 9 January 2013 the Company issued 24,750 common shares and will issue 250 common shares in the Company in satisfaction of the terms pursuant to this loan (Notes 10, 11 and 14). During the nine month period ended 30 June 2013, the Company accrued interest expense of $2,244 (30 June 2012 - $2,252). The balance as at 30 June 2013 consists of principal of $30,000 (30 June 2012 - $30,000) and accrued interest of $10,937 (30 June 2012 - $7,937).	40,937	37,937

A demand loan issued to a shareholder who was also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2013, the Company accrued interest expense of $187 (30 June 2012 - $187). The balance as at 30 June 2013 consists of principal of $2,500 (30 June 2012 - $2,500) and accrued interest of $782 (30 June 2012 - $532).	3,282	3,032

During the year ended 30 September 2011, the Company accepted demand loans from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2013, the Company accrued interest expense of $5,331 (30 June 2012 – $5,351) (Note 11). The balance as at 30 June 2013 consists of principal of $79,184 (30 June 2012 – $79,184) and accrued interest of $15,726 (30 June 2012 – $8,598).	94,910	87,782

During the quarter ended 30 June 2012, the Company accepted a demand loan from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. During the nine month period ended 30 June 2013 the Company accepted an additional $17,500 under the same terms and conditions. During the nine month period ended 30 June 2013, the Company accrued interest expense of $2,110 (30 June 2012 – $90) (Note 11). The balance as at 30 June 2013 consists of principal of $32,500 (30 June 2012 – $15,000) and accrued interest of $2,578 (30 June 2012 – $90).	35,078	15,090
	195,453	163,587

9.	Due to Related Parties

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

A demand loan issued to the Company’s former President (Note 8) bears interest at 10% p.a. and is payable on demand. At 30 June 2013 the balance owing was $2,500 plus accrued interest of $782 (30 June 2012 - $2,500 plus accrued interest of $532) and is accounted for as a Shareholder Demand Loan.

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

On 2 April 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received (Notes 10 and 11).

On 20 June 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received (Notes 10 and 11).

During the nine month period ended 30 June 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (30 June 2012 - $13,500) and rent in the amount of $4,500 (30 June 2012 - $4,500) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $0.001 per common share. The total issued and outstanding capital stock is 193,929 common shares with a par value of $0.001 per common share.

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

On 2 April 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received (Notes 10 and 11).

On 20 June 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received (Notes 10 and 11).

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

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 June 2013	For the nine month period ended 30 June 2012
	$	$
Deferred tax asset attributable to:
Current operations	122,131	23,294
Contributions to capital by related parties	(6,120)	(6,120)
Less: Change in valuation allowance	(116,011)	(17,174)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2013 and 30 September 2012 are as follows:

	As at 30 June 2013	As at 30 September 2012
	$	$

Income tax operating loss carry-forward	2,018,792	1,628,428

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	34%	34%

Deferred tax assets	686,389	553,665
Less: Valuation allowance	(686,389)	(553,665)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2013, the Company has an unused net operating loss carry-forward balance of approximately $2,019,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2030.

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

During the nine month period ended 30 June 2013, the Company accrued interest of $10,994 related to the convertible debentures (Note 7) and demand loans (Note 8).

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

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000 (Notes 10 and 11). The shares were not issued as at 30 June 2013.

On 2 April 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received (Notes 10 and 11). The shares were not issued as at 30 June 2013.

On 20 June 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received (Notes 10 and 11). The shares were not issued as at 30 June 2013.

As of 9 August 2013 the 2,139,926 shares associated with the Arriba transaction (Note 3) were not issued and a stock issuance liability was created for the value of the shares to be issued and is reflected in these financial statements.

15.	Subsequent Events

On 17 July 2013 warrants to purchase 40,000 common shares were exercised by related parties yielding proceeds of $70,000 in cash received.

On July 22, 2013 we entered into settlement agreements with four debt holders of our company pursuant to which we restructured outstanding demand loans payable in the aggregate amount of $175,028 (inclusive of accrued interest) as convertible debentures. The details of the transactions are as follows:

On November 19, 2009 we issued a demand promissory note to one lender in consideration of loan proceeds of $30,000. On March 19, 2012, the Company’s Board of Directors approved a plan whereby the debt holder could convert their loan into shares of common stock at a conversion rate of $0.0025 per share; however, this plan was not executed. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $41,118. The debenture shall bear interest at 10% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.0025 per share of our common stock

On May 14, 2010, we issued a demand promissory note to one lender in consideration of loan proceeds of $2,500. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $3,297. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock

Pursuant to the above described convertible debentures, Ms. Bressert has the right to purchase upon conversion of the debentures up to 98.83% of our common stock on a non-diluted basis.

On January 25, 2011, we issued a demand promissory note to Nottingham Group in consideration of loan proceeds of $16,000. On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Nottingham Group in the aggregate principal amount of $19,586. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock

On December 17, 2010, December 31, 2010, April 4, 2011, August 1, 2011, and September 2, 2011 we issued demand promissory notes to Petra Corp. in consideration of loan proceeds of $15,000, $2,183.68, $16,000, $14,000, and $16,000, respectively ($63,183.68 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture Petra Corp. in the aggregate principal amount of $75,754. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock.

Securities held by Nottingham Group and Petra Corp. are under common voting and dispositive control. Accordingly, pursuant to the above described convertible debentures, Nottingham Group and Petra Corp. have the right to purchase upon conversion of the debentures up to 75% of our common stock on a non-diluted basis.

On or about June 8, 2012, October 2, 2012 and January 25, 2013 we issued demand promissory notes to Elco Securities Ltd. in consideration of loan proceeds of $15,000, $7,500, and $10,000, respectively ($32,500 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Elco Securities Ltd. in the aggregate principal amount of $35,273. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock.

Pursuant to the above described convertible debenture, Elco Securities Ltd. has the right to purchase upon conversion of the debentures up to 34.13% of our common stock on a non-diluted basis.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

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

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our” and “our company” mean Silverstar Mining Corp., a Nevada corporation, our wholly owned subsidiary Silverstar Mining Canada, Inc., a company incorporated under the federal laws of Canada, and our wholly owned subsidiary Arriba Resources Inc., a company incorporated under the federal laws of Canada, unless otherwise indicated.

OVERVIEW

Our company was incorporated under the laws of the State of Nevada on December 5, 2003. On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Silverstar Mining Corp., which was incorporated solely to effect the name change of our company to Silverstar Mining Corp.

On February 29, 2011, we filed a Certificate of Change to our company’s Articles of Incorporation with the Nevada Secretary of State. The purpose of the filing was to increase the number of authorized shares from 225,000 to 225,000,000 shares of common stock $0.001 par value.

On April 13, 2011, we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the laws of the country of Canada. The subsidiary’s main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

PROPERTIES

The AHB Claims

On May 16, 2011, our wholly owned subsidiary, Silverstar Mining (Canada) Inc., (“SMCI”) acquired three mining claims encompassing approximately 1,006 hectares in British Columbia, Canada (the “AHB Claims”. In consideration for the transfer of the mining claims, we paid the transferor $10,000 and issued two thousand shares (post reverse-split) of our common stock upon closing.

The mineral claims are located in the Caribou Mining District in east-central British Columbia, Canada.

PROPERTY LOCATION AND ACCESS

There is a growing infrastructure in the region as more of its resources are being exploited by various sized peers and competitors in the area.

The SMCI mineral tenures are located within 65 km northeast of Quesnel, British Columbia, in an area that in part has been logged and re-planted. Access is by forestry road to the vicinity of the Willow River: the tenures lie both east and west of that river. The bridge across Willow River is located approximately 1,250 metres upstream from the south boundary and a logging branch road follows the east side of Willow River. The total area is 1,006 hectares.

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

La Palma Property

On February 15, 2013, our company closed a share exchange agreement, entered into on December 27, 2012, and amended on May 14, 2013, with Arriba Resources Inc., a company incorporated under the federal laws of Canada, and its shareholders. Pursuant to the terms of the share exchange agreement, our company has acquired all of the issued and outstanding shares of Arriba’s common stock in exchange for the issuance of 2,139,926 shares of our company’s common stock, and 2,078,477 warrants to purchase common shares of our company at an exercise price of $1.75 and valid for 360 days from the closing, These securities were issued without a prospectus.

Arriba is engaged in the exploration and development of mineral properties. It currently holds 70% of a drilling company as well as 50% of the La Palma gold and silver property in Mexico and an option to acquire a further 30%.

Upon the acquisition of Arriba as our wholly owned subsidiary, we changed our business focus to that of operating Arriba’s majority owned drilling company and completing an exploration program on the La Palma property.

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

At June 30, 2013, our company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of our company to continue as a going concern. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On July 22, 2013 we entered into settlement agreements with four debt holders of our company pursuant to which we restructured outstanding demand loans payable in the aggregate amount of $175,028 (inclusive of accrued interest) as convertible debentures. The details of the transactions are as follows:

●	On November 19, 2009 we issued a demand promissory note to one lender in consideration of loan proceeds of $30,000. On March 19, 2012, our board of directors approved a plan whereby the debt holder could convert their loan into shares of common stock at a conversion rate of $0.0025 per share, however this plan was not executed. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $41,118. The debenture shall bear interest at 10% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.0025 per share of our common stock.

●	On May 14, 2010, we issued a demand promissory note to one lender in consideration of loan proceeds of $2,500. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $3,297. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock

Pursuant to the above described convertible debentures, Ms. Bressert has the right to purchase upon conversion of the debentures up to 98.83% of our common stock on a non-diluted basis.

●	On January 25, 2011, we issued a demand promissory note to Nottingham Group in consideration of loan proceeds of $16,000. On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Nottingham Group in the aggregate principal amount of $19,586. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock

●	On December 17, 2010, December 31, 2010, April 4, 2011, August 1, 2011, and September 2, 2011 we issued demand promissory notes to Petra Corp. in consideration of loan proceeds of $15,000, $2,183.68, $16,000, $14,000, and $16,000, respectively ($63,183.68 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture Petra Corp. in the aggregate principal amount of $75,754. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock.

Securities held by Nottingham Group and Petra Corp. are under common voting and dispositive control. Accordingly, pursuant to the above described convertible debentures, Nottingham Group and Petra Corp. have the right to purchase upon conversion of the debentures up to 75% of our common stock on a non-diluted basis.

●	On or about June 8, 2012, October 2, 2012 and January 25, 2013 we issued demand promissory notes to Elco Securities Ltd. in consideration of loan proceeds of $15,000, $7,500, and $10,000, respectively ($32,500 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Elco Securities Ltd. in the aggregate principal amount of $35,273. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock.

Pursuant to the above described convertible debenture, Elco Securities Ltd. has the right to purchase upon conversion of the debentures up to 34.13% of our common stock on a non-diluted basis.

Results of Operations

Revenue

Since our inception on December 5, 2003, we have not generated any revenues.

Expenses for the three month periods ended June 30, 2013 and 2012:

For the three months ended June 30, 2013 expenses totaled $197,565 and were mainly attributable to amortization totaling $116,708, legal and accounting fees totaling $40,782, and insurance totaling $20,376, as compared to June 30, 2012 expenses totaled $17,125 and were mainly attributable to legal and accounting fees totaling $5,153, and management fees totaling $4,500.

Except as set forth above, we had no other significant line item expenses for the three months ended June 30, 2013 and June 30, 2012.

Our net loss attributable to shareholders for the three months ended June 30, 2013 was $(162,553) as compared to $(17,125) for June 30, 2012.

Our net loss per share for the three months ended June 30, 2013 was $(0.84) as compared to $(0.10) for June 30, 2012.

Expenses for the nine month periods ended June 30, 2013 and 2012:

For the nine months ended June 30, 2013 expenses totaled $417,896 and were mainly attributable to amortization totaling $195,621, legal and accounting fees totaling $85,449, and cost of borrowing totaling $62,500, as compared to June 30, 2012 expenses totaled $68.511 and were mainly attributable to legal and accounting fees totaling $31,515, and management fees totaling $13,500.

Except as set forth above, we had no other significant line item expenses for the nine months ended June 30, 2013 and June 30, 2012.

Our net loss attributable to shareholders for the nine months ended June 30, 2013 was $(359,209) as compared to $(68,511) for June 30, 2012.

Our net loss per share for the nine months ended June 30, 2013 was $(1.94) as compared to $(0.52) for June 30, 2012.

Expenses from inception on December 5, 2003 to June 30, 2013:

Total expenses since December 5, 2003 (inception) were $2,077,479 which consists primarily of a write down of mineral property acquisition costs totaling $811,696, legal and accounting fees totaling $311,909, consulting services totaling $135,950, management fees totaling $134,500, investor relations totaling $84,992, amortization totaling $195,621, travel, entertainment and office totaling $75,358, cost of borrowing totaling $62,500, and interest totaling $56,116. Our legal and accounting fees since December 5, 2003 (inception) are mostly attributable to our ongoing reporting obligations with the Securities and Exchange Commission. We have also incurred legal expenses associated with the acquisition of the mining claims and our recent acquisition of Arriba.

Our net loss attributable to shareholders since December 5, 2003 (inception) totaled $(2,018,792).

Until such time as we can generate revenues from operations, we will continue to incur operating losses. Even if we do generate revenues, there can be no assurance that we will not continue to operate at a loss.

Liquidity and Working Capital

We have limited assets. At June 30, 2013, we had cash of $3,142 as compared to $558 at September 30, 2012. We also had $7,249 in prepaid expenses as of June 30, 2013 compared to $10,249 at September 30, 2012. At June 30, 2013 our investment in our mineral properties totaled $785,133, furniture and equipment totaled $860,733, and goodwill totaled $4,134,135, as compared to $14,360, $Nil and $Nil, respectively, at September 30, 2012. At June 30, 2013 we had total assets were $5,790,392 as compared to $25,167 at September 30, 2012.

Current liabilities at June 30, 2013 totaled $5,110,829 consisting primarily of a shareholder demand notes totaling $139,129, share issuance liability of $4,802,462 (mainly for shares to be issued as per the terms of the Arriba share exchange agreement), and accounts payable and accruals totaling $95,259. Current liabilities at September 30, 2012 totaled $222,401 consisting primarily of shareholder demand loans totaling $131,366, shareholder advances totaling $31,155, convertible debentures totaling $20,124, and accounts payable totaling $19,788.

Our working capital deficit at June 30, 2013 was $5,100,438 as compared to $211,594 at September 30, 2012.

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

Mineral Property Costs

Our company has been in the exploration stage since its formation on December 5, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties.

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

As of the date of the consolidated financial statements, our company has not established any proven or probable reserves on its mineral properties and incurred only acquisition and exploration costs.

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

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and convertible debentures approximates their fair value because of the short maturity of these instruments. Our company’s operations are in Nevada and virtually all of our assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Our company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC-260, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive Loss

ASC-220-10, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

Segments of an Enterprise and Related Information

ASC-280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC-280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our company has evaluated this SFAS and does not believe it is applicable at this time.

Start-Up Expenses

Our company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on December 5, 2003 to June 30, 2009.

Foreign Currency Translation

Our company’s functional and reporting currency is in U.S. dollars. The consolidated financial statements of our company are translated to U.S. dollars in accordance with ASC-8930, “Foreign Currency Translation”. Assets and liabilities of our company’s subsidiaries operating outside the United States, which operate in a functional currency other than U.S. Dollars, are translated into U.S. Dollars using year-end exchange rates. Revenues and expenses are translated at the average exchange rates effective during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Gains and losses resulting from foreign currency transactions are included in other income (expense), net. The foreign currency translation gain or loss generated by the re-measurement of our intercompany debt at each reporting period is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit), where our company expects those loans to be permanently reinvested.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010. The adoption of ASU No. 2010-09 is not expected to have a material impact on our company’s consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Our company holds cash balances in U.S. dollars. Our operations are located in Canada. As a result, currency exchange fluctuations may impact our operating costs. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian dollars. We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on January 3, 2007)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form SB-2 filed on January 3, 2007)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.5	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012)
(10)	Material Contracts
10.1	Share Exchange Agreement between our company and Silverdale Mining Corp. dated June 13, 2008 (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2008)
10.2	Mineral Property Option Agreement between Chuck Stein and Silverdale Mining Corp. dated July 19, 2007 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.3	Joint Venture Agreement between our company and New Jersey Mining Company dated March 31, 2008 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.4	Share Exchange Agreement between our company and Arriba Resources Inc. dated December 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2013)

Exhibit No.	Description
10.5	Option Agreement between Minas de Alta Lay La Palma, S.A. de C.V. and Minera Arriba S.A. de CV. dated June 17, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2013)
10.6	First Amendment to Option Agreement between Arriba Resources Inc., Minera Arriba S.A. de CV. and Minas de Alta Lay La Palma, S.A. de C.V. dated September 8, 2011 (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2013)
10.7	Second Amendment to Option Agreement between Arriba Resources Inc., Minera Arriba S.A. de CV. and Minas de Alta Lay La Palma, S.A. de C.V. dated October 2012 (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2013)
10.8*	Amended Share Exchange Agreement between our company and Arriba Resources Inc. dated May 14, 2013
10.9	Settlement Agreement between our company and Tina Bressert dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.10	Settlement Agreement between our company and Tina Bressert dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.11	Convertible Debenture between our company and Tina Bressert dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.12	Convertible Debenture between our company and Tina Bressert dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.13	Settlement Agreement between our company and Elco Securities Ltd. dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.14	Convertible Debenture between our company and Elco Securities Ltd. dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.15	Settlement Agreement between our company and Nottingham Group dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.16	Convertible Debenture between our company and Nottingham Group dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.17	Settlement Agreement between our company and Petra Corp. dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
Convertible Debenture between our company and Petra Corp. dated July 22, 2013 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-KSB filed on December 29, 2008)
(21)	Subsidiaries of the Registrant
21.1	- Silverstar Mining Canada, Inc., a Canadian Federal company (wholly owned) - Arriba Resources Inc., a Canadian Federal company (wholly owned)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer,
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer,
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(99)	Additional Exhibits
99.1	Technical Report on the La Palma Property (incorporated by reference to our Current Report on Form 8-K filed on February 19, 2013)

101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

Date: August 14, 2013	/s/ Sean P. Carrick
Sean P. Carrick
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2013	/s/ Guy M. Martin
Guy M. Martin
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

