Form 10-K
period 2013-09-30
SILVERSTAR MINING CORP.
filed 2014-01-13
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 333-140299

SILVERSTAR MINING CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road, Ste. 110, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

(775) 473–9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2013 was $484,822.50 based on a $2.50 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

12,774,880 common shares as of January 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean Silverstar Mining Corp., a Nevada corporation, and our wholly owned subsidiary Silverstar Mining Canada, Inc., a company incorporated under the federal laws of Canada, unless otherwise indicated.

General Overview

The address of our principal executive office is located at 1489 West Warm Springs Road, Suite 110, Henderson, NV. Our telephone number is (775) 473–9400.

Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Silverstar Mining Corp., which was incorporated solely to effect the name change of our company to Silverstar Mining Corp.

In addition, on March 4, 2008, we effected a 3 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

On April 13, 2011, we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the federal laws of Canada. The subsidiary’s main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

Effective September 26, 2011, we effected a reverse split our common stock on a 1,000 for 1 basis. As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000.

On February 29, 2012, we filed a Certificate of Amendment to our company’s Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares from 225,000 to 225,000,000 shares of common stock $0.001 par value.

On July 22, 2013 we entered into settlement agreements with four debt holders of our company pursuant to which we restructured outstanding demand loans payable in the aggregate amount of $175,028 (inclusive of accrued interest) as convertible debentures. The details of the transactions are as follows:

●	On November 19, 2009 we issued a demand promissory note to one lender in consideration of loan proceeds of $30,000. On March 19, 2012, our company’s board of directors approved a plan whereby the debt holder could convert their loan into shares of common stock at a conversion rate of $0.0025 per share, however this plan was not executed. On July 22, 2013 we entered into a settlement agreement with the assignees of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $41,118. The debenture shall bear interest at 10% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.0025 per share of our common stock. On December 23, 2013 we authorized the issuance of 9,500,000 shares to the assignees of the debenture in conversion of $23,750 payable pursuant to the debenture as at December 6, 2013. The balance of $18,912 remains payable pursuant to the debenture as at December 6, 2013.

Pursuant to the above described convertible debentures, Ms. Bressert has the right to purchase upon conversion of the debentures up to 42.56% of our common stock on a non-diluted basis.

●	On May 14, 2010, we issued a demand promissory note to one lender in consideration of loan proceeds of $2,500. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $3,297. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. This convertible note was subsequently assigned to a third party. On December 23, 2013 we authorized the issuance of 10,020 shares to the assignee of the debenture holder in full conversion of the $3,507 payable pursuant to the debenture as at December 6, 2013.

●	On January 25, 2011, we issued a demand promissory note to Nottingham Group in consideration of loan proceeds of $16,000. On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Nottingham Group in the aggregate principal amount of $19,586. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. On December 23, 2013 we authorized the issuance of 20,836 shares to the debenture holder in conversion of $20,836 payable pursuant to the debenture as at December 6, 2013.

●	On December 17, 2010, December 31, 2010, April 4, 2011, August 1, 2011, and September 2, 2011 we issued demand promissory notes to Petra Corp. in consideration of loan proceeds of $15,000, $2,183.68, $16,000, $14,000, and $16,000, respectively ($63,183.68 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture Petra Corp. in the aggregate principal amount of $75,754. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. The full amount of principal and accrued interest remains payable as at the date of this report.

●	On or about June 8, 2012, October 2, 2012 and January 25, 2013 we issued demand promissory notes to Elco Securities Ltd. in consideration of loan proceeds of $15,000, $7,500, and $10,000, respectively ($32,500 in the aggregate). On July 22, 2013, we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Elco Securities Ltd. in the aggregate principal amount of $35,273. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. The full amount of principal and accrued interest remains payable as at the date of this report.

On February 15, 2013, we closed a Share Exchange Agreement pursuant to which we intended to acquire a wholly owned subsidiary, Arriba Resources Inc. However, effective November 13, 2013 our Board of Directors approved the cancellation and reversal of the Share Exchange Agreement due to a failure of consideration on the part of the seller. As a result of the cancellation and reversal of the Share Exchange Agreement, 2,139,926 shares of our common stock and warrants to acquire 2,078,477 shares of our common stock which were previously authorized (but not issued from treasury) have been cancelled with immediate effect. Consequently, the change of control announced in our current report on Form 8-K filed on May 21, 2013 has been reversed.

As a result of the cancellation and reversal of the Share Exchange Agreement with Arriba, the consolidated financial statements of our Company for the quarterly periods ended March 31, 2013 (filed with the SEC on August 14, 2013) and June 30, 2013 (filed with the SEC on May 20, 2013) may no longer be relied upon owing to their inclusion of the financial information of Arriba. We have informed our independent accountants of the cancellation and reversal of the Share Exchange Agreement and intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2013 to reflect our financial condition without consolidation of the financial information of Arriba. The financial statements contained in this current report accurately reflect the deconsolidation of the financial information of Arriba.

Current Business

Mineral Exploration

We are currently engaged in the exploration and development of mineral properties in the Caribou Mining District in east-central British Columbia, Canada.

On May 16, 2011, we entered into an Agreement of Purchase and Sale with Jaime Mayo to acquire a 100% in three 3 mineral claims known as the Abhau Lake Property (constituting approximately 1,006 hectares) located in the Caribou Mining District near the city of Quesnel, in east-central British Columbia, Canada. In consideration of the property, we paid $10,000 cash as a deposit and issued 2,000 (now 2,000,000 post split) common shares upon closing. The claims are subject to a 2% NSR (Net Smelter Royalty). We have an option to purchase 1% of the NSR for $1 million and an additional 0.5% of the NSR $500,000.

On 7 February 2012 we paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of Silverstar Mining Corp.

On 12 June 2012 we paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property. . The work was completed and we received final invoicing for the work on 1 October 2012 in the amount of $15,533 which was recorded as Investment in Mineral Property.

As at the date of this report, the Abhau Lake Property is currently our sole asset.

Concurrently with our mineral exploration activities, we are seeking to expand our business to include oil and natural gas exploration and development, in addition to mineral exploration services and oil & gas exploration services, including hard rock drilling services, seismic drilling services, and oil & gas waste disposal.

Prospective Business Activities

We are currently seeking to diversify our business into hard rock drilling services and oil and gas exploration and waste disposal. With respect to prospective mining services, we are pursuing bidding opportunities for hard rock drilling contracts in Idaho, Nevada and in the Northwest Territories of Canada. With respect to prospective oil & gas exploration, we are identifying and conducting due diligence on acreages located in Eastern Wyoming and Western Nebraska for the purposes of potential acquisition and exploration. We have not entered into any definitive arrangements regarding these prospective business activities and there is no guarantee that we will be successful in this regard.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all minerals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for minerals is affected by a number of global factors, including economic strength and resultant demand for minerals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject minerals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of minerals, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Intellectual Property

We currently do not hold any intellectual property or operate a website.

Government Regulations

Canada

Any mineral properties that we may have will be subject to various Federal and Provincial laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the Newfoundland Property with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of property in Canada.

United States

Mining operations and exploration activities are subject to various national, state and local laws and regulations in the United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our company with respect to the foregoing laws and regulations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Subsidiaries

We have one wholly-owned subsidiary, Silverstar Mining Canada, Inc., a company incorporated under the federal laws of Canada.

Research and Development Expenditures

We have incurred $19,573 in mineral property and exploration expenditures over the last two fiscal years.

Employees

As of September 30, 2013, we had no employees. Our directors and officers provided there services to our company on a consulting basis and without formal. We do not expect any material changes in the number of employees over the next 12 month period. We currently conduct and anticipate that we will continue to conduct most of our business through arrangements with consultants and third parties. We do, however, anticipate that we will be required to engage employees in various administrative capacities with any significant increase in our business operations. Our officers and directors do not have an employment agreement with us.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) and our filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1(A).	Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

Risks Related to our Business Operations

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

We may not be able to generate revenue sufficient to maintain operations.

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

Our business is very speculative since there is generally no way to recover any of the funds expended on exploration unless the existence of commercially exploitable reserves are established and our company can exploit those reserves by either commencing drilling operations, selling or leasing its interest in the property, or entering into a joint venture with a larger company that can further develop the property. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

The gold and silver industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing properties with sufficient reserves for economic exploitation.

The gold and silver industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify a gold or silver property. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit drilling opportunities.

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

We will require significant working capital to undertake our exploration program. There can be no assurance that we will be able to secure additional funding to meet our objectives or if we are able to identify funding sources, that the funding will be available on terms acceptable to our company. Should this occur, we will have to significantly reduce our drilling and mining programs.

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

We have no proven reserves.

Our leasehold interests are without known bodies (reserves) of commercial gold or silver. Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of our company’s operations will be in part directly related to the cost and success of its exploration and mining programs. Mining for gold and silver and other base metals is a highly speculative business involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines. There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver. There is also no assurance that, even if commercial quantities of gold or silver are discovered, a mine can be brought into commercial production. Production/discovery of gold and silver is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine is also dependent upon a number of factors, many of which are beyond our company’s control, such as worldwide economy, the price of gold and silver, government regulations, including regulations relating to royalties, allowable production and environmental protection.

During our operations we may experience certain unanticipated conditions may arise or unexpected or unusual events may occur, including fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons. Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of our company.

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

We do not maintain liability insurance.

We do not maintain liability insurance. As such, if we are found liable for any action, whether intentional or unintentional, we will be required to satisfy the liability with our own funds. Currently we have nominal assets and any monetary award would likely result in the close of our operations. Even assuming a significant increase in our assets and we secure liability insurance, the amount of the coverage may be insufficient to cover to insure against any award. Since our company may not be able, or may elect not to insure, this may result in a material adverse change in our company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event our company would incur substantial uninsured losses.

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

All phases of drilling and exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we hold an interest that was caused by previous or existing owners or operators of the properties and of which our company is not aware at present.

Government approvals and permits are required to be maintained in connection with our drilling and exploration activities. We will require permits for our operations and there is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to our company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in drilling operations may be required to compensate those suffering loss or damage by reason of our activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on our company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

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

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of our company.

Because of the speculative nature of exploring and/or mining for gold and silver, there is significant risk that our business will fail.

Gold and silver exploration is extremely risky. We cannot provide any assurances that our activities will result in commercially exploitable reserves of gold and silver. Exploration for gold and silver is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves.

The market for gold and silver is volatile. This will have a direct impact on our company’s revenues (if any) and profits (if any) and will probably have an adverse effect on our ongoing operations.

The price of both gold and silver has fluctuated significantly over the past few years. This has contributed to the renewed interest in gold and silver exploration. However, in the event that the price of either gold or silver falls, the interest in exploratory ventures may decline and the value of our company’s business could be adversely affected.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

●	greater financial and technical resources;

●	longer operating histories and greater experience in gold and silver.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls remediated timely.

Pursuant to rules of the SEC implemented pursuant to Section 404 of the Sarbanes-Oxley Act, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on the operating effectiveness of that public company’s internal control over financial reporting.

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

Our officers have limited experience in managing a public company.

Our officers have limited experience in managing a public company, and we do not have any employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our operations, we may identify other deficiencies that we may not be able to remedy in time to satisfy the requirements imposed by the Sarbanes-Oxley Act for compliance with that Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market for our common stock develops, could drop significantly.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Our executive offices are located at 1489 West Warm Springs Road, Suite 110, Henderson Nevada, 89014. These are virtual offices rented for approximately $130 per month which cost includes reception, mailing and meeting room services. These offices are suitable for our current needs.

Mineral Properties

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

Ahbau Lake Property, Caribou Mining District, British Columbia

On May 16, 2011, our wholly owned subsidiary, Silverstar Mining Canada, Inc., entered into an agreement of purchase and sale with Jaime Mayo to acquire 100% of the Ahbau Lake Property, Caribou Mining Division, Quesnel District, British Columbia (“AHB Claims”) located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha).

Our company paid $10,000 cash as a deposit and issued 2,000,000 common shares upon closing and is subject to a 2% net smelter royalty. Our company has an option to purchase 1% of the net smelter royalty for $1 million and an additional 0.5% of the NSR $500,000.

On February 7, 2012, our company paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of Silverstar Mining Corp.

On June 12, 2012, our company paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property, Central British Columbia, Canada.

The mineral claims are located in the Caribou Mining District in east-central British Columbia.

Technical Report

We received a technical report dated July 20, 2012, written by Erik A. Ostensoe, P. Geo., with respect to the AHB Claims. Pursuant to the technical report Mr. Ostensoe recommended two phases of work for the AHB Claims. The goal for Phase 1 is to conduct geological reconnaissance and prospecting of the entire property, including testing by panning and taking pan concentrate samples from all streams, and MMI-type (mobile metal ion) soil geochemical samples from a grid of sample lines. Phase 2 will comprise improved access, detailed MMI sampling and other work in selected areas that were identified in Phase 1 as having anomalous geochemical responses. Upon completion of Phase 2 work, it will be possible to determine if further work on the AHB Claims are warranted.

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

Geology and Mineralization

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

The rich Barkerville “camp” of placer mining, and prospectively in the near future, the renewed site of “hardrock” gold mining activities, lies between “Quesnellia” Terrain to the west and Caribou Terrain to the east. Barkerville Terrain comprises metasedimentary rocks of the Proterozoic to early Paleozoic Snowshoe Group of limestone, phyllite and quartzite formations that have been regionally metamorphosed to lower greenschist facies. Members have been deformed and displaced by folding and thrusting, including ductile deformation events and by mainly dextral strike-slip faulting.

Conjugate north-trending faults appear to have provided environments within which gold veins and zones of disseminated sulphide minerals developed. Intrusive rocks are scarce, comprising a small number of narrow, altered sills and several small bodies that have been described as “diabase”, “gabbro” and “diorite”. None of the identified intrusions is proximal to the actual gold mines.

Gold deposits within the Barkerville Terrain occur in the so-called “Rainbow” member as quartz-pyrite veins in fracture zones and commonly are accompanied by ankerite, bismuthinite, scheelite, galena, sphalerite and telluride minerals. The former mines exploited narrow quartz veins and quartz vein stockworks and lesser volumes of massive auriferous pyrite lenses. Individual ore-bearing structures were in some cases mined over several hundreds of metres strike length. The fault structures associated with gold deposition are oriented northerly and dominantly inclined easterly. Northeasterly trending splays off the main fractures also are important host structures.

The Ahbau Lake area has been included in several programs of geologic investigation by several different public agencies, specifically the Geological Survey of Canada, the Geological Survey branch of the provincial government, and Geoscience BC. Their programs have been directed to the entire Central British Columbia area or, more particularly, to the Nechako Basin with overlap into nearby terrains. The initiatives have been directed to provision of background data in areas of drift cover that may mask structures and formations that have the potential to host valuable deposits of metals (and also, of oil and natural gas). The most potent technical tools include airborne geophysical surveys, including magnetic, electromagnetic, gravity surveys, and geochemical surveys, including Regional Geochemical Surveys that collect and analyze waters, stream sediments and, on occasion, soils.

The AHB Claims are prospective for deposits of both bedrock and placer gold that may be similar to those that comprise the Barkerville “Caribou” gold district. The geologic model includes quartz veins and quartz vein stockworks in deformed sedimentary formations that have been subjected to lower greenschist facies metamorphism. The initial source of gold may have been as disseminations in the host rocks with subsequent mobilization by tectonic events into quartz veins.

An estimated 1 million grams of placer gold, in the period 1864 to 1874, is estimated to have been recovered from workings located on Ahbau Creek, about two to ten km southwest of the AHB Claims (source: government reports quoted in the Cyprus Anvil property data files). Other placer mining operations, in the mid-1900s, were located between Ahbau and Lodi Lakes, but there appear to be no records of the amount of gold that was recovered. The gold recovered by placer miners is almost certainly derived from nearby bedrock sources but might also have been concentrated by reworking of the extensive deposits of glacially transported materials that may have been carried relatively long distances by the ice sheets.

There is no history of drilling on the land that we have identified. An immediate neighbor, Touchdown Resources, has recently finished a sampling program on their property contiguous to our company’s property.

There is active drilling in the vicinity from Barkerville Gold Mines, Ltd. (BGM.V). Barkerville, along with many other peers in the area.

Climate

The general Quesnel area of central British Columbia experiences warm summers with occasional thunderstorms and moderately cold winters. Snow accumulations seldom exceed one metre at lower elevations and two metres at higher levels. Mineral exploration field work can be conducted from May through October; drilling operations can be conducted year-round.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
September 30, 2013	$2.65	$2.30
June 30, 2013	$2.55	$2.30
March 31, 2013	$2.65	$2.20
December 31, 2012	$2.50	$1.01
September 30, 2012	$4.25	$1.01
June 30, 2012	$38.00	$1.01
March 31, 2012	$38.00	$0.16
December 31, 2011	$0.018	$0.018
September 30, 2011	$0.027	$0.0085

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 30, 2013, there were approximately 96 holders of record of our common stock. As of such date, 12,669,880 common shares were issued and outstanding.

Our transfer agent is Transfer On Line, Inc. Their mailing address is 512 SE Salmon Street, Portland, OR, 97214 and their telephone number is (503)-227-2950.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as our board of directors may declare from time to time from any surplus that we may have. We have not paid dividends on our common stock since the date of our incorporation and we do not anticipate paying any common stock dividends in the foreseeable future. We anticipate that any earnings will be retained for development and expansion of our businesses and we do not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend upon our earnings, financial condition, contractual restrictions and other factors considered relevant by our Board and will be subject to limitations imposed under Nevada law.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2013.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 23, 2013 we authorized the issuance of 9,500,000 shares to two subscribers at the price of $0.0025 per share ($23,750 in the aggregate) pursuant to a convertible debenture with Tina Bressert dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 10,020 shares to one subscriber at the price of $0.35 per shares ($3,507) in the aggregate pursuant to a convertible debenture with Tina Bressert dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 59,531 shares to one subscriber at the price of $0.35 per share ($20,836 in the aggregate ) pursuant to a convertible debenture with Nottingham Group dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 2,906,400 shares to one subscriber at the price of $0.0025 per share ($7,266 in the aggregate) pursuant to a convertible debenture with Lilia Mishal dated May 28, 2009.

All of the above noted securities were issued without a prospectus pursuant to Regulation S under the Securities Act. Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2013 and September 30, 2012 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for Fiscal Years Ended September 30, 2013 as compared to September 30, 2012.

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2013, which are included herein.

Expenses

Our operating expenses for the years ended September 30, 2013 and 2012 are outlined in the table below:

	Year Ended		Inception (December 5, 2003) to
	September 30,		September 30
	2013	2012	2012
Bank charges and interest	$1,592	$904	$6,383
Consulting	$-	$-	$138,467
Dues & subscriptions	$10	$-	$10
Exploration and development	$-	$-	$13,028
Filing fees	$10,265	$1,321	$34,080
Insurance	$20,646	$-	$20.646
Investor relations	$-	$-	$84,992
Legal and accounting	$97,140	$43,965	$364,382
Licenses and permits	$925	$200	$4,541
Management fees	$13,350	$18,000	$134,500
Professional Fees	7,500	-	7,500
Rent	$7,108	$8,310	$54,118
Transfer agent fees	$3,381	$5,592	$34,921
Travel, entertainment and office expenses	$54,358	$3,031	$84,176
Write-down of mineral property acquisition costs	$-	$-	$811,696
Write-down of website development costs	$-	$-	$6,600
Total:	$(216,425)	$(81,323)	$1,800,041

Operating expenses for the year ended September 30, 2013 were $216,425, representing an increase of $135,102 from the $81,323 in expenses incurred during fiscal 2012. The increase was primarily a result of an overall increase in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and travel, entertainment and office expense.

Revenue, Net Income and Loss

We have had no revenues for the years ended September 30, 2013 and September 30, 2012.

Our net loss for the year ended September 30, 2013 was $290,738 compared to a net loss of $90,703 during the year ended September 30, 2012. The increase in net loss is primarily due to an increase in operating expenses related to our overall increase in business activity and to an increase in borrowing costs. Total losses since December 5, 2003 (inception) were $1,919,166.

Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been legal and accounting fees ($364,382 since inception) and our write-down of mineral property acquisition costs ($811,696 since inception). Most of our legal and accounting expenses have been incurred in connection with our regulatory filings with the SEC and in connection with ongoing corporate activities.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital. We may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2013 we had cash totaling $5,869 as compared to $ 558 in cash at September 30, 2012. Our accounts payable at September 30, 2013 was $42,866 and $19,788 as at September 30, 2012. On September 30, 2013 we had convertible debentures of $201,807 and no demand loans compared to our outstanding convertible debentures of $20,124 and $15,468 in demand loans as at September 30, 2012. Our total liabilities were $339,453 on September 30, 2013 as compared to $ 191,246 as at September 30, 2012. We have a working capital deficit of $333,335 as at September 30, 2013 as compared to our working capital deficit of $ 180,439 as at September 30, 2012.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

	At	At
	September 30, 2013	September 30, 2012
Current Assets	$6,118	$10,807
Current Liabilities	$339,453	$191,246
Working Capital (Deficit)	$(333,335)	$(180,439)

Our total current assets as of September 30, 2013 were $6,118 as compared to total current assets of $10,807 as of September 30, 2012. The decrease in current assets was primarily due to a decrease in prepaid expenses.

Our total current liabilities as of September 30, 2013 were $339,453 as compared to total current liabilities of $ 191,246 as of September 30, 2012. The increase in current liabilities was primarily attributed to an increase in share issuance liability accounts payable and accrued liabilities, liability deposit, and convertible debentures.

Cash Flows

	Year Ended
	September 30,
	2013	2012
Net Cash (Used in) Operating Activities	$(132,031)	$(62,084)
Net Cash (Used in) Investing Activities	$(15,533)	$(4,360)
Net Cash Provided by Financing Activities	$152,875	$65,328
Increase (Decrease) in Cash and Cash Equivalents During the Period	$5,311	$(1,116)

Operating Activities

Cash used in operating activities was $132,031 for the fiscal year ended September 30, 2013 compared to cash used in operating activities of $62,084 for the fiscal year ended September 30, 2012. The increase in cash used in operating activities was primarily due to an increase in net loss of $200,035 offset by increases in operating liabilities.

Investing Activities

Cash /used in investing activities was $15,533 for the fiscal year ended September 30, 2013 compared to cash used in investing activities of $4,360 for the fiscal year ended September 30, 2012. The increase in cash used in investing activities was primarily due to mineral property acquisition costs incurred during fiscal 2013.

Financing Activities

Cash flows from financing activities totaled $152,875 during the fiscal year ended September 30, 2013 compared to $65,328 for the fiscal year ended September 30, 2012. The increase in cash provided by financing activities is primarily a result of the issuance of convertible debentures during fiscal 2013.

Cash Requirements

We will require additional funds to fund our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Estimated Completion Date	Estimated Expenses ($)
Salaries	12 months	60,000
Consulting Fees	12 months	60,000
Audit Fees	12 months	30,000
Legal Fees	12 months	50,000
Insurance	12 months	25,000
Transfer Agent	12 months	5,000
Filing Fees	12 months	20,000
Travel	12 months	25,000
Due Diligence—Targeted acquisition	12 months	25,000
Total		300,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2013, our company has accumulated losses of $1,919,166 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2013, De Leon & Company, P.A., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

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

We will require additional financing of $250,000 in order to enable us to proceed with our plan of operations, including approximately $300,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

If we are unable to raise the funds that we require to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Mineral Property Costs

Our company has been in the development stage since its formation on December 5, 2003 and has not yet realized any revenues from our planned operations. Our company is primarily engaged in the acquisition and exploration of mining properties.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-Up Expenses

Our company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on December 5, 2003 to September 30, 2013.

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

Recent Accounting Policies

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on our company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU No. 2010-09 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASU No. 2010-09 is not expected to have a material impact on our company’s consolidated financial statements.

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed. ASU No. 2010-06 is effective for its fiscal quarter beginning after December 15, 2010. The adoption of ASU No. 2010-06 is not expected to have a material impact on our company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Silverstar Mining Corp.

We have audited the accompanying consolidated balance sheet of Silverstar Mining Corp. as of September 30, 2013 and 2012, and the related statements of income, stockholders’ equity and cash flows for the two years ended September 30, 2013 and 2012 and for the period from December 5, 2003 (inception) to September 30, 2013. Silverstar Mining Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We were not engaged to examine management’s assertion about the effectiveness of Silverstar Mining Corp.’s internal control over financial reporting as of September 30, 2013.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverstar Mining Corp. and it’s subsidiary as of September 30, 2013 and 2012,and the results of its operations and its cash flows for the years then ended and for the period from December 5, 2003 (inception) to September 30, 2013in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, net capital deficiencies, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A.
Pembroke Pines
January 10, 2014

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

	As at	As at
	30-Sep-13	30-Sep-12
	$	$
Assets
Current
Cash and cash equivalents	5,869	558
Prepaid expense	249	10,249
Total Current Assets	6,118	10,807
Other
Furniture and equipment	-	-
Goodwill	-	-
Investment in Mineral Properties (Note 5)	29,893	14,360
Total Assets	36,011	25,167

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	42,866	19,788
Due to related party (Note 9)	-	-
Convertible debentures (Note 7)	201,807	20,124
Demand Loans (Note 8)	-	15,468
Shareholder’s demand loans (Note 8)	-	131,366
Shareholder advances	6,655	-
Liability deposit	70,000	-
Share issuance liability	18,125	4,500
Total Current Liabilities	339,453	191,246

Stockholders’ Equity (Deficit)
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
2013 – 298,929 common shares, par value $0.001 (Note 11)
2012 – 169,179 common shares, par value $0.001	299	169
Additional paid-in capital	1,615,425	1,462,180
Warrant reserve	-	-
Deficit, accumulated during the development stage	(1,919,166)	(1,628,428)
Total Stockholders’ Equity (Deficit)	(303,442)	(166,079)
Non-controlling interest	-	-
Total Liabilities and Stockholders’ Equity (Deficit)	36,011	25,167

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the twelve month period ended	For the twelve month period ended
	30-Sep-13	30-Sep-13	30-Sep-12
	$	$	$
Expenses
Amortization	-	-	-
Bank charges	6,383	1,592	904
Consulting	138,467	-	-
Dues & subscriptions	10	10	-
Exploration and development (Note 5)	13,029	-	-
Filing fees	34,080	10,265	1,321
Insurance	20,646	20,646	-
Investor relations	84,992	-	-
Legal and accounting (Note 9 and 10)	364,382	97,140	43,965
Licenses and permits	4,541	925	200
Management fees (Notes 10, 11 and 13)	134,500	13,500	18,000
Professional fees	7,500	7,500	-
Rent (Notes 10, 11 and 13)	54,118	7,108	8,310
Transfer agent fees	34,921	3,381	5,592
Travel, entertainment and office	84,176	54,358	3,031
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Net ordinary loss	1,800,041	216,425	81,323

Other Income/(Expense)
Interest income	362		-
Cost of borrowing (Note 14)	(62,500)	(62,500)	-
Exchange gain/(loss)	982	1,035	-
Interest expense (Note 7, 8 and 13)	(57,969)	(12,848)	(9,380)
	(119,125)	(74,313)	(9,380)

Net loss attributable to shareholders	(1,919,166)	(290,738)	(90,703)

Basic and diluted loss per common share		(1.36)	(0.64)

Weighted average number of common shares used in per share calculations		213,628	140,717

 The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the twelve month period ended	For the twelve month period ended
	30-Sep-13	30-Sep-13	30-Sep-12
	$	$	$
Cash flows from operating activities
Net loss for the period	(1,919,166)	(290,738)	(90,703)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	26,779	6,655	1,506
Accrued interest – shareholder demand loan (Note 8)	28,070	8,389	7,406
Accrued interest – demand loan (Note 8)	2,773	2,305	468
Amortization	-	-	-
Contributions to capital by related parties (Notes 10, 11 and 13)	215,500	18,000	24,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaid	(249)	10,000	(10,249)
Increase (decrease) in accounts payable and accrued liabilities	42,866	23,078	7,988
Increase in due to related parties and shares to be issued	94,780	90,280	(2,500)
	(690,351)	(132,031)	(62,084)
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Acquisition of Arriba (Note 3)	-	-	-
Mineral property acquisition costs (Note 5)	(51,268)	(15,533)	(4,360)
Website development costs (Note 4)	(6,600)	-	-
	(198,089)	(15,533)	(4,360)
Cash flows from financing activities
Convertible debenture	159,184	144,183	-
Shareholder Demand Loan	-	(111,683)	-
Demand Loans	-	(15,000)	15,000
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	736,380	135,375	50,328
	894,309	152,875	65,328
Increase (decrease) in cash and cash equivalents	5,869	5,311	(1,116)
Cash and cash equivalents, beginning of period	-	558	1,674
Cash and cash equivalents, end of period	5,869	5,869	558

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$
Balance at 5 December 2003 (inception)
Common shares issued for cash ($333 per share) (Note 11)	0	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0	-	1	(750)	(749)
Common shares issued for cash ($1 per share) (Note 11)	30,000	30	9,970	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30	33,970	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	26	84,974	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	56	142,944	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4	650,096	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15)	15	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$
Balance at 30 September 2008	44,834	45	1,225,976	(369,103)	856,918
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	65,500	-	65,500
Share subscriptions received in advance	-	-	(422,176)	-	(422,176)
Common shares issued for cash ($250 per share) (Note 11)	950	1	237,500	-	237,501
Common shares issued for cash ($448 per share) (Note 11)	487	-	218,175	-	218,175
Common shares returned to treasury and cancelled (Notes 11 and 13)	(4,100)	(4)	4	-	-
Intrinsic value of beneficial conversion feature (Note 11)	-	-	15,000	-	15,000
Net loss for the year	-	-	-	(1,010,522)	(1,010,522)

Balance at 30 September 2009	42,171	42	1,339,979	(1,379,625)	(39,604)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(85,165)	(85,165)

Balance at 30 September 2010	42,171	42	1,363,979	(1,464,790)	(100,769)
Reverse split 1,000:1 (Note 11)	-	-	-	-	-
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(72,935)	(72,935)

Balance at 30 September 2011	42,171	42	1,387,979	(1,537,725)	(149,704)
Contributions to capital by related parties – expenses (Notes 10 and 13)	-	-	24,000	-	24,000
Common shares issued for business acquisition ($0.16 per share) (Notes 3, 11 and 13)	2,000	2	318	-	320
Common shares issued for cash ($0.40 per share) (Note 11)	125,000	125	49,875	-	50,000
Common shares issued at par to balance stock split rounding	8	-	8	-	8
Net loss for the period	-	-	-	(90,703)	(90,703)

Balance at 30 September 2012	169,179	169	1,462,180	(1,628,428)	(166,079)
Contributions to capital by related parties – expenses (Note 10)	-	-	18,000	-	18,000
Common shares issued to satisfy terms of note payable (Notes 8,10,11,14)	24,750	25	61,850	-	61,875
Warrants exercised	105,000	105	73,395	-	73,500
Net loss for the period	-	-	-	(290,738)	(290,738)
Balance at 30 September 2013	298,929	299	1,615,425	(1,919,166)	(303,442)

 The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

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

These consolidated financial statements as at 30 September 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the year ended 30 September 2013 of $290,738 (2012 loss - $90,703), cumulative loss - $1,919,166 (2012 cumulative loss - $1,628,428) and has working capital deficit of $333,335 at 30 September 2013 (30 September 2012 deficit - $180,439).

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

At 30 September 2013, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

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

30 September 2013

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

30 September 2013

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

30 September 2013

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

30 September 2013

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

30 September 2013

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

30 September 2013

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

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

4.	Website Development Costs

		Accumulated amortization /	Net Book Value
	Cost	Impairment	30 September 2013	30 September 2012
	$	$	$	$
Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

During the year ended 30 September 2013, the Company incurred website development costs of $Nil (2012 - $Nil).

5.	Mineral Property Costs

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

30 September 2013

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

30 September 2013

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

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

7.	Convertible Debentures

	Balance at 30 September 2013	Balance at 30 September 2012
	$	$
Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. On March 19, 2012 the Company extended the right to convert for an additional 36 months. The Company may repay principal amounts due at any time without premium or penalty. During the year ended 30 September 2013, the Company accrued interest expense of $1,500 (30 September 2012 – $1,506). The balance as at 30 September 2013 consists of principal of $15,000 (30 September 2012 – $15,000) and accrued interest of $6,624 (30 September 2012 – $5,124), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30, September, 2009.	201,807	20,124

On July 22, 2013 the Company entered into settlement agreements with all Demand Loan note holders converting the Demand Loans to Convertible Debentures with rights to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within forty-eight months from the settlement date. The Company may repay principal amounts due at any time without premium or penalty.

The column in the table below representing 30 September 2012 balances are for the Demand Loans that were in effect at that date, and the column representing 30 September 2013 balances are for the Convertible Debentures in effect as at that date. Conversion rates and interest rates for the Convertible Debentures are detailed in description column for each Note.

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

	Balance at 30 September 2013	Balance at 30 September 2012
	$	$
A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). The replacement Convertible Debenture bears interest at a rate of 10% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. During the year ended 30 September 2013, the Company accrued interest expense of $789 (30 September 2012 - $3,008). The balance as at 30 September 2013 consists of principal of $41,118 (30 September 2012 - $30,000) and accrued interest of $789 (30 September 2012 - $8,693).	41,907	38,693

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the year ended 30 September 2013, the Company accrued interest expense of $107 (30 September 2012 - $250). The balance as at 30 September 2013 consists of principal of $3,297 (30 September 2012 - $2,500) and accrued interest of $107 (30 September 2012 - $595).	3,404	3,095

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

	Balance at 30 September 2013	Balance at 30 September 2012
	$	$
During the year ended 30 September 2011, the Company accepted demand loans from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the year ended 30 September 2013, the Company accrued interest expense of $2,470 (30 September 2012 – $5,704) (Note 11). The balance as at 30 September 2013 consists of principal of $75,754 (30 September 2012 – $63,184) and accrued interest of $2,470 (30 September 2012 – $7,973).	78,224	71,157

During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the year ended 30 September 2013, the Company accrued interest expense of $639 (30 September 2012 – $1,444) (Note 11). The balance as at 30 September 2013 consists of principal of $19,586 (30 September 2011 – $16,000) and accrued interest of $639 (30 September 2012 – $2,422).	20,225	18,422

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

	Balance at 30 September 2013	Balance at 30 September 2012
	$	$
During the years ended 30 September 2012 and 2013, the Company accepted demand loans from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the year ended 30 September 2013, the Company accrued interest expense of $1,150 (30 September 2012 – $468). The balance as at 30 September 2013 consists of principal of $35,273 (30 September 2012 – $15,000) and accrued interest of $1,150 (30 September 2012 – $468).	36,423	15,468
Demand Loans Total	Nil	146,835
Convertible Debentures Total	201,807	20,124

8.	Demand Loans

On July 22, 2013 the Company entered into settlement agreements with all Demand Loan note holders converting the Demand Loans to Convertible Debentures with rights to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within forty-eight months from the settlement date. The Company may repay principal amounts due at any time without premium or penalty (Note 7).

9.	Due to Related Parties and Shareholder Advances

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

As at 30 September 2013 a shareholder of the Company had made advances for payment on behalf of the Company leaving a net balance owing of $6,655.

10.	Related Party Transactions

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

30 September 2013

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

During the year ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (30 September 2012 - $18,000) and rent in the amount of $4,500 (30 September 2012 - $6,000) (Notes 11 and 13).

11.	Capital Stock

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $1.00 per common share. The total issued and outstanding capital stock is 193,929 common shares with a par value of $1.00 per common share.

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

30 September 2013

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

30 September 2013

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

On 1 February 2012 the Board of Directors authorized an increase in the Company’s Authorized Shares from 225,000 common share at par of $1.00 each, to 225,000,000 common shares at par of $1.00 each.

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Notes 11 and 13).

On 9 January 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012 in the amount of $39,449 (Note 8 and 14). The Company is still obligated to issue an additional 250 common shares to satisfy the terms of the note (Note 14).

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received (Notes 10 and 11).

On 2 April 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received (Notes 10 and 11).

On 20 June 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received (Notes 10 and 11).

On 17 July 2013 the Company received $70,000 in a private transaction to purchase 46,667 shares of common stock of the Company (Notes 10 and 11).

On 10 September 2013 warrants to purchase 2,143 common shares were exercised by related parties yielding proceeds of $1,500 in cash received (Notes 10 and 11).

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

During the year ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2012 – $18,000, 2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2012 - $6,000, 2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Notes 11 and 13).

12.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2013. There are no current or deferred tax expenses for the period ended 30 September 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 30 September 2013	For the year ended 30 September 2012
	$	$
Deferred tax asset attributable to:
Current operations	98,851	30,839
Contributions to capital by related parties	(6,120)	(8,160)
Less: Change in valuation allowance	(92,731)	(22,679)

Net refundable amount	-	-

Silverstar Mining Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

30 September 2013

The composition of the Company’s deferred tax assets as at 30 September 2013 and 30 September 2012 are as follows:3

	As at 30 September 2013	As at 30 September 2012
	$	$
Income tax operating loss carry-forward	1,919,166	1,628,428

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	0%	0%

Deferred tax assets	652,516	553,666
Less: Valuation allowance	(652,516)	(553,666)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2013, the Company has an unused net operating loss carry-forward balance of approximately $1,919,166 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2033.

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

30 September 2013

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

During the year ended 30 September 2012, the Company accrued interest of $17,348 (2012 - $12,380) related to the convertible debentures (Note 7) and demand loans (Note 8).

During the year ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2012 – $18,000, 2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2012 - $6,000, 2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Note 11).

14.	Commitment

The Company is committed to issue 71,667 common shares of the Company based on subscriptions received for warrants exercised and shares purchased through a private transaction, as of 30 September 2013 (Note 11).

15.	Subsequent Events

On December 23, 2013 we authorized the issuance of 9,500,000 shares to two subscribers at the price of $0.0025 per share ($23,750 in the aggregate) pursuant to a convertible debenture with Tina Bressert dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 10,020 shares to one subscriber at the price of $0.35 per share ($3,507 in the aggregate) pursuant to a convertible debenture with Tina Bressert dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 59,531 shares to one subscriber at the price of $0.35 per share ($20,836 in the aggregate) pursuant to a convertible debenture with Nottingham Group dated July 22, 2013.

On December 23, 2013 we authorized the issuance of 2,906,400 shares to one subscriber at the price of $0.0025 per share ($7,266 in the aggregate) pursuant to a convertible debenture with Lilia Mishal dated May 28, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of January 31, 2013, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial and accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer and our principal financial and accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2013, our management concluded that our internal controls over financial reporting were not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

In order to mitigate these material weaknesses to the fullest extent possible, all work of the chief financial officer is reviewed by the chief executive officer. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. Our company continues to study the implementation of additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On March 3, 2013, Mr. Jared G. Robinson, was appointed as chief financial officer of our company by consent of a majority of the shareholders of our company.

Effective August 11, 2013, Mr. Neil Kleinman resigned as chief executive officer and as a director of our company, and Mr. Jared Robinson resigned as our chief financial officer. Neither resignation was the result of any disagreement with our company regarding our operations, policies, practices or otherwise. Mr. Robinson remains as a director on our board of directors.

Effective August 11, 2013, we appointed Mr. Sean Carrick as president, Mr. Joseph Graham as corporate secretary, and Mr. Guy Martin as chief financial officer of our company. Each Messrs. Carrick, Graham, and Martin was concurrently appointed as a director on our board of directors.

Effective November 13, 2013, Sean Carrick resigned as chief executive officer and as a director of our company. His resignation was not the result of any disagreement with our company or with our board of directors regarding our operations, policies, practices or otherwise.

Concurrently with Sean Carrick’s resignation, we appointed Guy Martin as our chief executive officer. Mr. Martin will continue to serve as a director and as chief financial officer of our company. Our board of directors now consists of three directors, Jared Robinson, Guy Martin and Joseph Graham.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Guy Martin	Chief Executive Officer, Chief Financial Officer and Director	55	August, 11, 2013
Joseph Graham	Secretary and Director	29	August, 11, 2013
Jared Robinson	Chairman Director	41	March 3, 2013 (as Director)

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Guy Martin – Chief Executive Officer, Chief Financial Officer and Director

Guy Martin was appointed as chief executive officer, chief financial officer and director of our company on August 11, 2013. Guy Martin has over 30 years of corporate operational and financial experience, while having served some 25 years in C-Suite executive capacities for a number of domestic and international companies. From 2000 to 2005, Mr. Martin served as chief operating officer and chief financial officer of Belimed, a medical/pharmaceutical equipment manufacturer/distributor located in Miami, Florida. From 2005 to 2008, Mr. Martin served as a principal/contractor of Backyard Dreams LLC, a residential remodeling company in Davie, Florida. From 2008 to 2010, Mr. Martin served as corporate director of Strategy and Project Management of Intcomex, an information technology product distributor to Latin America located in Miami, Florida. Mr. Martin then served as chief operating officer of Chukka Caribbean Adventures, an adventure tour operator headquartered in Montego Bay, Jamaica, from 2010 to 2011. In 2011, Mr. Martin formed Blue Moon Advisors, an operations, financial planning and management consulting firm to start-ups, mining and tourism companies and currently serves as principal/consultant. Mr. Martin currently holds the positions of chief executive officer at Coyote Resources Inc. (COYR) and Tungsten Corp. (TUNG), both publicly traded junior precious metals exploration and development companies. Mr. Martin earned a Bachelor of Science degree in Electrical Engineering from New Jersey Institute of Technology, Newark, New Jersey.

Joseph Graham – Secretary and Director

Joseph Graham was appointed as secretary and director of our company on August 11, 2013. Joseph Graham is an attorney at law admitted to the Bar in the States of New York and New Jersey. Mr. Graham has a diverse skill set through his various jobs in the legal field. In 2008 Mr. Graham worked in the U.S. EPA Office of Enforcement and Compliance Assurance, Air Enforcement Division. In 2009 he worked with the Community Health Law Project, a project that prosecuted civil rights cases on behalf of the handicapped and indigent. In 2010 Mr. Graham worked for the Honorable Michael J. Yavinsky in the New York Criminal Court System where he reviewed party motion submissions, researched legal issues for pending motion hearings and decisions, and helped create a sentencing chart as a reference for all New York City Criminal Court Judges. In 2011 to 2012, Mr. Graham worked with Fred Alger Management where he received his training on SEC law and worked with general counsel of the mutual fund complex and was responsible for various regulatory filings with the SEC, reviewed all agreements, acted as a liaison with sales and marketing departments regarding their responsibilities under securities law, and provided guidance to portfolio managers and analysts regarding investment restrictions. Mr. Graham currently practices with the Community Health Law Project, advising and representing clients on a range of family, consumer, and housing law matters. Mr. Graham graduated from Pace University School of Law in 2010 and received his Bachelor of Arts from Montclair State University and was a magna cum laude in 2007.

Jared Robinson – Director

Jared Robinson has acted as a director of our company’s board of Directors since March 3, 2013 and as Chairman since August 11, 2013. Mr. Robinson has more than 15 years of management experience and substantial financial experience gained from creating and operating two successful start-ups from conception through sale.

In September of 2010 Mr. Robinson sold Navicus, a company that he founded in 2001 to Pinkerton C and I. Mr. Robinson served as President and was integral in all aspects of the company’s success, from securing key accounts, overseeing all the financials, vendor relationships, and managing the 30 plus employees. Prior to Navicus, Mr. Robinson served as COO of Greene’s Pharmacy. Greene’s was founded in 1996 and sold in 2000. Greene’s was an institutional pharmacy that sold pre-packaged prescriptions to the Assisted Living Facility community in South Florida. Mr. Robinson secured key accounts, managed the operations, and oversaw all of the financials.

Most recently, Mr. Robinson served as COO of Clean Beach Technologies. Clean Beach Technologies was a company formed with technology approved by British Petroleum to remediate oil from the beach sand following the Deep Water Horizon Oil spill in the Gulf Coast. After running the company for a year and securing contracts with the municipalities in the Gulf Coast, the company eventually sold its technology. Mr. Robinson is currently an active member of MSHA (Mine Safety and Health Administration).

Family Relationships

There are no family relationships among any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

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

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Silverstar Mining Corp., 1489 West Warm Springs Road, Ste. 110, Henderson, Nevada 89014.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	our principal financial officer;

(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended September 30, 2013 and 2012; and

(d)	up to two additional individuals for whom disclosure would have been provided under (c) but for the fact that the individual was not serving as our executive officer at the end of the years ended September 30, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guy Martin(1) Chief Executive Officer, Chief Financial Officer and Director	2013 2012	Nil 10,000	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	17,300(6) N/A	27,300 N/A
Joseph Graham(2) Secretary and Director	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Jared Robinson(3) Chairman, Director, Former Chief Financial Officer	2013 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Sean Carrick(4) Former Chief Executive Officer and Former Director	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Neil Kleinman(5) Former Chief Executive Officer and Director	2013 2012	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

(1)	Guy Martin was appointed as our chief financial officer and director on August 13, 2013. Mr. Martin was subsequently appointed as our chief executive officer on November 13, 2013.
(2)	Joseph Graham has been our secretary and director since August 11, 2013.
(3)	Jared Robinson was appointed as our Chief Financial Officer and Director on March 3, 2013. Mr. Robinson resigned as Chief Financial Officer and was appointed Chairman of our Board of Directors on August 13, 2013
(4)	Sean Carrick acted as our chief executive officer and director from August 11, 2013 until his resignation on November 13, 2013.
(5)	Neil Kleinman acted as our chief executive officer and director from October, 2010 until his resignation on August 11, 2013.
(6)	Constitutes consulting fees paid to a corporation controlled by Mr. Martin for accounting services during the period prior to his appointment as an officer of the Company.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended September 30, 2013 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2013.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2013.

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

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 30, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class
Guy Martin(3) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	Nil		(2)
Joseph Graham(4) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	Nil		(2)
Jared Robinson(5) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	Nil		(2)
Directors and Executive Officers as a Group	Nil		(2)
Lilia Mishal [Address]	2,907,935		22.95%
Tournamount Capital(6)	2,928,800	(7)	18.77%
Elco Securities(8) Loyalist Plaza, Don Mackay Boulevard Marsh Harbour Abaco Bahamas	3,032,011	(9)	19.30%
Marlie Capital(10)	4,546,667		35.88%
Jaime Mayo	5,005,000		39.50%
Tina Bressert	7,590,600	(11)	37.51%
Other Shareholders	26,011,013		173.91%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 10, 2014. As of January 10, 2014, there were 12,774,880 shares of our company’s common stock issued and outstanding.
(2)	Less than 1%
(3)	Guy Martin is Chief Executive Officer, Chief Financial Officer and a Director of our Company.
(4)	Joseph Graham is Secretary and a Director of our Company.
(4)	Jared Robinson is Chairman of our Board of Directors
(6)	Jonathan Thau has voting and dispositive control over securities held by Tournamount Capital
(7)	Includes 2,928,800 unissued shares underlying a convertible promissory note issued July 22, 2013
(8)	Issac Collie has voting and dispositive control over securities held by Elco Securities
(9)	Includes 3,032,011 shares underlying convertible promissory notes issued July 22, 2013
(10)	Mark Bloom has voting and dispositive control over securities held by Marlie Capital
(11)	Includes 25,200 issued shares and 7,564,800 shares underlying a convertible promissory note issued July 22, 2013

Change in Control

On July 22, 2013 we entered into settlement agreements with four debt holders of our company pursuant to which we restructured outstanding demand loans payable in the aggregate amount of $175,028 (inclusive of accrued interest) as convertible debentures. The details of the transactions are as follows:

●	On November 19, 2009 we issued a demand promissory note to one lender in consideration of loan proceeds of $30,000. On March 19, 2012, our board of directors approved a plan whereby the debt holder could convert their loan into shares of common stock at a conversion rate of $0.0025 per share, however this plan was not executed. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $41,118. The debenture shall bear interest at 10% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.0025 per share of our common stock. As at December 6, 2013 $23,750 of the $42,662 in combined principal and interest then outstanding pursuant to the note was authorized to be converted into 9,500,000 common shares. These shares were issued to Marlie Capital and Jaime Mayo as assignees of the converted portion of the note. An unconverted balance of $18,913 remains payable to Tina Bressert in respect of the note.

As a result of the above described transactions Tina Bressert became entitled to purchase 7,564,800 shares of our common stock which would result in her holding 42.71% of our outstanding common shares as at December 30, 2013.

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which our company is proposed to be a party:

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

Director Independence

We currently act with three directors, consisting of Guy Martin, Joseph Graham and Jared Robinson. We have not made any formal determination as to whether any of our directors are “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2013 and for the fiscal year ended September 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	September 30, 2013 $	September 30, 2012 $
Audit Fees	26,500	19,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	26,500	19,400

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation and Amendment (incorporated by reference to our Registration Statement on Form SB2 filed on January 30, 2007)
3.2	Bylaws Articles of Incorporation and Amendment (incorporated by reference to our Registration Statement on Form SB2 filed on January 30, 2007)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012
(10)	Material Contracts
10.1	Share Exchange Agreement dated June 13, 2008 between our company, Silverdale Mining Corp. and the Selling Shareholders (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2008)
10.2	Mineral Property Option Agreement dated September 14, 2007 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.3	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.4	Letter of Intent dated September 2, 2008 with Gold Canyon Partners, LLP (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008)
10.5	Share Cancellation / Return to Treasury Agreement dated October 16, 2008 between our company and Donald James MacKenzie (incorporated by reference to our Current Report on Form 8-K filed on October 17, 2008)
10.6	Share Cancellation / Return to Treasury Agreement dated September 30, 2008 between our company and Greg Cowan (incorporated by reference to our Current Report on Form 8-K filed on October 17, 2008)
10.7	Share Exchange Agreement dated December 27, 2012 between our company and Arriba Resources Inc. and the Shareholders of Arriba Resources Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on January 11, 2013)
10.8	Ahbau Lake Technical Report (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.9	Settlement Agreement dated July 22, 2013 between our company and Tina Bressert for $30,000 loan (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.10	Settlement Agreement dated July 22, 2013 between our company and Tina Bressert for $2,500 loan (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.11	Convertible Debenture dated July 22, 2013 between our company and Tina Bressert for $41,118 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.12	Convertible Debenture dated July 22, 2013 between our company and Tina Bressert for $3,297 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.13	Settlement Agreement dated July 22, 2013 between our company and Elco Securities Ltd. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.14	Convertible Debenture dated July 22, 2013 between our company and Elco Securities Ltd. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.15	Settlement Agreement dated July 22, 2013 between our company and Nottingham Group (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.16	Convertible Debenture dated July 22, 2013 between our company Nottingham Group (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.17	Settlement Agreement dated July 22, 2013 between our company and Petra Corp. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.18	Convertible Debenture dated July 22, 2013 between our company and Petra Corp. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.19	Amended Share Exchange dated May 14, 2013 between our company and Arriba Resources Inc. and the shareholders of Arriba Resources Inc. (incorporated by reference to our Quarterly Report on Form 8-K filed on August 14, 2013)
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-KSB filed on December 29, 2008)
(21)	Subsidiaries of the Registrant
21.1

Silverstar Mining Canada, Inc. (wholly owned), a Canadian Federal Corporation

Arriba Resources Inc. (wholly owned), a Canadian Federal Corporation

Minera Arriba S.A. de C.V. (wholly owned), a company incorporated under the laws of Mexico

(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SILVERSTAR MINING CORP.
(Registrant)

Dated: January 13, 2014	By:	/s/ Guy Martin
Guy Martin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 13, 2014	By:	/s/ Guy Martin
Guy Martin
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 13, 2014	By:	/s/ Joseph Graham
Joseph Graham
Secretary and Director

Dated: January 13, 2014	By:	/s/ Jared Robinson
Jared Robinson
Director

