Form 10-Q
period 2013-12-31
SILVERSTAR MINING CORP.
filed 2014-02-19
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

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

12,774,880 common shares issued and outstanding as of February 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

3

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2013

4

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at	As at
	31-Dec-13	30-Sep-13
	$	$
Assets
Current
Cash and cash equivalents	123	5,869
Prepaid expense	-	249
Total Current Assets	123	6,118
Other
Investment in Mineral Properties (Note 5)	29,893	29,893
Total Assets	30,016	36,011

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	116,559	42,866
Convertible debentures (Note 7)	153,149	201,807
Shareholder advances	39,151	6,655
Liability deposit	70,000	70,000
Share issuance liability	73,484	18,125
Total Current Liabilities	452,343	339,453

Stockholders’ Equity (Deficit)
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 Dec 2013 – 298,929 common shares, par value $0.001 (Note 11)
30 Sep 2013 – 298929 common shares, par value $0.001	299	299
Additional paid-in capital	1,615,425	1,615,425
Deficit, accumulated during the development stage	(2,038,051)	(1,919,166)
Total Stockholders’ Equity (Deficit)	(422,327)	(303,442)
Non-controlling interest	-	-
Total Liabilities and Stockholders’ Equity (Deficit)	30,016	36,011

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 5 December 2003 to	For the three month period ended	For the three month period ended
	31-Dec-13	31-Dec-13	31-Dec-12
	$	$	$
Expenses
Advertising	743	743	-
Bank charges	6,726	343	138
Consulting	138,467	-	-
Dues & subscriptions	10	-	10
Exploration and development (Note 5)	13,029	-	-
Filing fees	34,467	387	399
Insurance	20,902	256	-
Investor relations	84,992	-	-
Legal and accounting (Note 9 and 10)	413,342	48,960	26,363
Licenses and permits	5,065	524	-
Management fees (Notes 10, 11 and 13)	164,500	30,000	4,500
Professional fees	11,250	3,750
Rent (Notes 10, 11 and 13)	54,755	637	2,247
Transfer agent fees	35,746	825	755
Travel, entertainment and office	109,438	25,262	6,512
Write-down of mineral property acquisition costs (Note 5)	811,696	-
Write-down of website development costs (Note 4)	6,600	-
Net ordinary loss	1,911,728	111,687	40,924

Other Income/(Expense)
Interest income	362	-	-
Cost of borrowing (Note 14)	(62,500)	-	(61,875)
Exchange gain/(loss)	982	-	-
Interest expense (Note 7, 8 and 13)	(65,167)	(7,198)	(3,561)
	(126,323)	(7,198)	(65,436)

Net loss attributable to shareholders	(2,038,051)	(118,885)	(106,360)

Basic and diluted loss per common share		(0.40)	(0.63)

Weighted average number of common shares used in per share calculations		298,929	169,179

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the three month period ended	For the three month period ended
	31-Dec-13	31-Dec-13	31-Dec-12
	$	$	$
Cash flows from operating activities
Net loss for the period	(2,038,051)	(118,885)	(106,360)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	33,480	6,701	378
Accrued interest – shareholder demand loan (Note 8)	28,070	-	2,617
Accrued interest – demand loan (Note 8)	2,773	-	567
Contributions to capital by related parties (Notes 10, 11 and 13)	215,500	-	6,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids	-	249	10,000
Increase (decrease) in accounts payable and accrued liabilities	116,559	73,693	17,311
Increase in due to related parties and shares to be issued	182,635	87,855	79,375
	(640,738)	49,613	9,888
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(51,268)	-	(15,533)
Website development costs (Note 4)	(6,600)	-	-
	(198,089)	-	(15,533)
Cash flows from financing activities
Convertible debenture	103,825	(55,359)	-
Demand Loans	-	-	7,500
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	736,380	-	-
	838,950	(55,359)	7,500
Increase (decrease) in cash and cash equivalents	123	(5,746)	1,855
Cash and cash equivalents, beginning of period	-	5,869	558
Cash and cash equivalents, end of period	123	123	2,413

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$
Balance at 5 December 2003 (inception)
Common shares issued for cash ($333 per share) (Note 11)	0	-	1	-	1
Net loss for the period	-	-	-	(450)	(450)

Balance at 30 September 2004	0	-	1	(450)	(449)
Net loss for the year	-	-	-	(300)	(300)

Balance at 30 September 2005	0	-	1	(750)	(749)
Common shares issued for cash ($1 per share) (Note 11)	30,000	30	9,970	-	10,000
Common shares redeemed – cash ($333 per share) (Note 11)	(0)	-	(1)	-	(1)
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	24,000	-	24,000
Net loss for the year	-	-	-	(40,190)	(40,190)

Balance at 30 September 2006	30,000	30	33,970	(40,940)	(6,940)
Contributions to capital by related parties – expenses	-	-	24,000	-	24,000
Common shares issued for cash ($3.33 per share) (Note 11)	25,500	26	84,974	-	85,000
Net loss for the year	-	-	-	(64,567)	(64,567)

Balance at 30 September 2007	55,500	56	142,944	(105,507)	37,493
Contributions to capital by related parties – expenses (Notes 10, 11 and 13)	-	-	12,000	-	12,000
Share subscriptions received in advance	-	-	422,176	-	422,176
Share issue costs	-	-	(1,255)	-	(1,255)
Common shares issued for business acquisition ($150 per share) (Notes 3, 11 and 13)	4,334	4	650,096	-	650,100
Common shares returned to treasury and cancelled (Notes 11 and 13)	(15,000)	(15)	15	-	-
Net loss for the year	-	-	-	(263,596)	(263,596)

Balance at 30 September 2008	44,834	45	1,225,976	(369,103)	856,918

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$
Balance at 30 September 2012	169,179	169	1,462,180	(1,628,428)	(166,079)
Contributions to capital by related parties – expenses (Note 10)	-	-	18,000	-	18,000
Common shares issued to satisfy terms of note payable (Notes 8,10,11,14)	24,750	25	61,850	-	61,875
Warrants exercised	105,000	105	73,395	-	73,500
Net loss for the period	-	-	-	(290,738)	(290,738)

Balance at 30 September 2013	298,929	299	1,615,425	(1,919,166)	(303,442)
Net loss for the period				(118,885)	(118,885)

Balance at 31 December 2013	298,929	299	1,615,425	(2,038,051)	(422,327)

The accompanying notes are an integral part of these financial statements.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

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

These consolidated financial statements as at 31 December 2013 and for the three month period then ended, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the three month period ended 31 December 2013 of $118,885 (2012 loss - $106,360), cumulative loss - $2,038,051 (2012 cumulative loss - $1,734,788) and has working capital deficit of $452,220 at 31 December 2013 (30 September 2013 deficit - $333,335).

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

At 31 December 2013, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

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

31 December 2013

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

31 December 2013

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 5 December 2003 to 31 December 2013.

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

31 December 2013

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

Recent accounting pronouncements

The Company’s management does not believe that any recent accounting pronouncements would have a material effect on its financial statements.

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

4.	Website Development Costs

		Accumulated amortization	Net Book Value
	Cost	/Impairment	31 December 2013	30 September 2013
	$	$	$	$

Website and development costs	6,600	(6,600)	-	-

	6,600	(6,600)	-	-

The Company has not incurred any expenditure related to website development costs since the write-down of website development costs during the year ended 30 September 2009.

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

31 December 2013

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

31 December 2013

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

7.	Convertible Debentures

	Balance at 31 December 2013	Balance at 30 September 2013
	$	$

Three convertible debentures issued to three unrelated parties bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The holders of the convertible debentures have the right to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within thirty-six months from the issue date on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. On March 19, 2012 the Company extended the right to convert for an additional 36 months. The Company may repay principal amounts due at any time without premium or penalty. During the three months ended 31 December 2013, the Company accrued interest expense of $344 (30 September 2013 – $378) and converted $7,266 of interest and principle. The balance as at 31 December 2013 consists of principal of $10,000 (30 September 2013 – $15,000) and accrued interest of $4,702 (30 September 2013 – $6,624), respectively.

The Company recorded a $15,000 interest expense in relation to amortization of debt discount (Note 13) in the year ended 30, September, 2009.	14,702	21,624

A demand loan issued to a shareholder bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. In addition, the Company will issue 250 common shares in the Company upon repayment of the loan (Note 14). The replacement Convertible Debenture bears interest at a rate of 10% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.0025 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $885 (30 September 2013 - $789) and converted $23,750 of interest and principle. The balance as at 31 December 2013 consists of principal of $18,912 (30 September 2013 - $41,118) and accrued interest of $130 (30 September 2013 - $789).	19,042	41,907

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

	Balance at 31 December 2013	Balance at 30 September 2013
	$	$

A demand loan issued to a shareholder who is also the Company’s sole officer and director bearing interest at a rate of 10% per annum on any unpaid principle balances, unsecured, and having no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $103 (30 September 2013 - $107) and converted $3,507 of interest and principle. The balance as at 30 September 2013 consists of principal of $Nil (30 September 2013 - $3,297) and accrued interest of $Nil (30 September 2013 - $107).	Nil	3,404

During the year ended 30 September 2011, the Company accepted demand loans from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $3,246 (30 September 2013 – $2,470) (Note 11). The balance as at 31 December 2013 consists of principal of $75,754 (30 September 2013 – $75,754) and accrued interest of $5,716 (30 September 2013 – $2,470).	81,470	78,224

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

	Balance at 31 December 2013	Balance at 30 September 2013
	$	$
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $611 (30 September 2013 – $639) (Note 11) and converted $20,836 of interest and principle. The balance as at 31 December 2013 consists of principal of $Nil (30 September 2013 – $19,586) and accrued interest of $Nil (30 September 2013 – $639).	Nil	20,225

During the years ended 30 September 2012 and 2013, the Company accepted demand loans from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $1,512 (30 September 2013 – $1,150). The balance as at 31 December 2013 consists of principal of $35,273 (30 September 2013 – $35,273) and accrued interest of $2,662 (30 September 2013 – $1,150).	37,935	36,423

Convertible Debentures Total	153,149	201,807

8.	Demand Loans.

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

31 December 2013

9.	Due to Related Parties and Shareholder Advances

Amounts due to related parties are due to individuals or companies controlled by individuals who are shareholders, directors and/or former directors of the Company.

As at 31 December 2013, and 30 September 2013, a shareholder of the Company had made advances for payments on behalf of the Company leaving a net balance owing of $39,151 and $6,655, respectively.

10.	Related Party Transactions

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

Authorized capital stock consists of 225,000,000 post reverse split common shares with a par value of $1.00 per common share. The total issued and outstanding capital stock is 169,179 common shares with a par value of $1.00 per common share.

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

31 December 2013

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

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Note 13).

During the year ended 30 September 2009, former officer of the Company forgave loans to the Company totaling $39,000. This loan forgiveness has been recorded as contributions to capital (Note 13).

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

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

During the year ended 30 September 2012, an officer and director of the Company made contributions to capital for management fees in the amount of $18,000 (2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $6,000 (2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Note 13).

On 9 January 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000, still outstanding as of 31 December 2012 in the amount of $39,449 (Note 8 and 14). The Company is still obligated to issue an additional 250 common shares to satisfy the terms of the note (Note 14).

On 28 March 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received.

On 2 April 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received.

On 20 June 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received.

On 17 July 2013 the Company received $70,000 in a private transaction to purchase 46,667 shares of common stock of the Company.

On 10 September 2013 warrants to purchase 2,143 common shares were exercised by related parties yielding proceeds of $1,500 in cash received.

During the year ended 30 September 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 (2012 – $18,000, 2011 - $18,000, 2010 - $18,000, 2009 - $22,000, 2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2012 - $6,000, 2011 - $6,000, 2010 - $6,000, 2009 - $4,500, 2008 - $3,000, 2007 - $6,000) (Note 13).

On December 23, 2013 we authorized the issuance of 9,500,000 shares to two subscribers at the price of $0.0025 per share ($23,750 in the aggregate) pursuant to a convertible debenture with Tina Bressert dated July 22, 2013.

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

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

The Company has losses carried forward for income tax purposes to 31 December 2013. There are no current or deferred tax expenses for the period ended 31 December 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 December 2013	For the three month period ended 31 December 2012
	$	$
Deferred tax asset attributable to:
Current operations	40,421	36,162
Contributions to capital by related parties	-	(2,040)
Less: Change in valuation allowance	(40421)	(34,122)

Net refundable amount	-	-

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

The composition of the Company’s deferred tax assets as at 31 December 2013 and 30 September 2013 are as follows:

	As at 31 December 2013	As at 30 September 2013
	$	$

Income tax operating loss carry-forward	2,038,051	1,919,166

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	34%	34%

Deferred tax assets	692,937	652,516
Less: Valuation allowance	(692,937)	(652,516)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2013, the Company has an unused net operating loss carry-forward balance of approximately $2,038,051 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2024 and 2033.

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

During the year ended 30 September 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $22,000 (2008 - $9,000, 2007 - $18,000) and rent in the amount of $4,500 (2008 - $3,000, 2007 - $6,000) (Note 11).

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

31 December 2013

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

During the three months ended 31 December 2013, the Company accrued interest of $6,701 (2012 - $3,561) related to the convertible debentures (Note 7) and demand loans (Note 8).

14.	Commitments

The Company is committed to issue 12,547,618 common shares of the Company based on subscriptions received for warrants exercised, shares purchased through a private transaction, and debt conversions, as of 31 December 2013 (Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Silverstar Mining Corp., a Nevada corporation, and our wholly owned subsidiary Silverstar Mining (Canada) Inc., a company incorporated under the federal laws of Canada, unless otherwise indicated.

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

On July 22, 2013 we entered into settlement agreements with four debt holders of our company pursuant to which we restructured outstanding demand loans payable in the aggregate amount of $175,028 (inclusive of accrued interest) as convertible debentures. The details of the transactions are as follows:

●	On November 19, 2009 we issued a demand promissory note to one lender in consideration of loan proceeds of $30,000. On March 19, 2012, our company’s board of directors approved a plan whereby the debt holder could convert their loan into shares of common stock at a conversion rate of $0.0025 per share, however this plan was not executed. On July 22, 2013 we entered into a settlement agreement with the assignees of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $41,118. The debenture shall bear interest at 10% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.0025 per share of our common stock. On December 23, 2013 we authorized the issuance of 9,500,000 shares to the assignees of the debenture in conversion of $23,750 payable pursuant to the debenture as at December 6, 2013. The balance of $18,912 remains payable pursuant to the debenture as at December 31, 2013.

Pursuant to the above described convertible debentures, Ms. Bressert has the right to purchase upon conversion of the debentures up to 42.56% of our common stock on a non-diluted basis.

●	On May 14, 2010, we issued a demand promissory note to one lender in consideration of loan proceeds of $2,500. On July 22, 2013 we entered into a settlement agreement with the assignee of the lender, Tina Bressert, to extinguish the demand note and issued a convertible debenture to the assignee of the demand note in the aggregate principal amount of $3,297. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. This convertible note was subsequently assigned to a third party. On December 23, 2013 we authorized the issuance of 10,020 shares to the assignee of the debenture holder in full conversion of the $3,507 payable pursuant to the debenture as at December 6, 2013.

●	On January 25, 2011, we issued a demand promissory note to Nottingham Group in consideration of loan proceeds of $16,000. On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Nottingham Group in the aggregate principal amount of $19,586. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. On December 23, 2013 we authorized the issuance of 59,531 shares to the debenture holder in conversion of $20,836 payable pursuant to the debenture as at December 6, 2013.

●	On December 17, 2010, December 31, 2010, April 4, 2011, August 1, 2011, and September 2, 2011 we issued demand promissory notes to Petra Corp. in consideration of loan proceeds of $15,000, $2,183.68, $16,000, $14,000, and $16,000, respectively ($63,183.68 in the aggregate). On July 22, 2013 we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture Petra Corp. in the aggregate principal amount of $75,754. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. The full amount of principal and accrued interest remains payable as at the date of this report.

●	On or about June 8, 2012, October 2, 2012 and January 25, 2013 we issued demand promissory notes to Elco Securities Ltd. in consideration of loan proceeds of $15,000, $7,500, and $10,000, respectively ($32,500 in the aggregate). On July 22, 2013, we entered into a settlement agreement to extinguish the demand note and issued a convertible debenture to Elco Securities Ltd. in the aggregate principal amount of $35,273. The debenture shall bear interest at 17% per annum and shall be payable in full, together with any accrued interest, by July 22, 2017. The holder shall have the option to convert the principal amount and any accrued interest, in whole or in part, at the rate of $0.35 per share of our common stock. The full amount of principal and accrued interest remains payable as at the date of this report.

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

As a result of the cancellation and reversal of the share exchange agreement with Arriba, the consolidated financial statements of our company for the quarterly periods ended March 31, 2013 (filed with the Securities and Exchange Commission (“SEC”) on August 14, 2013) and June 30, 2013 (filed with the SEC on May 20, 2013) may no longer be relied upon owing to their inclusion of the financial information of Arriba. We have informed our independent accountants of the cancellation and reversal of the share exchange agreement and intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2013 to reflect our financial condition without consolidation of the financial information of Arriba. The financial statements contained in this current report accurately reflect the deconsolidation of the financial information of Arriba.

Effective January 9, 2014, we entered into a settlement agreement with Guy Martin regarding compensation payable to Mr. Martin’s for his services as chief executive officer, chief financial officer and director of our company. Pursuant to the terms of the settlement agreement, we agreed to pay to Mr. Martin the aggregate sum of $28,050 and 5,000 shares of our common stock. To date we have not made any payments to Mr. Martin pursuant to the settlement agreement.

Effective January 27, 2014, Guy Martin tendered his resignation as our chief executive officer, chief financial officer and director of our company. Our board of directors accepted Mr. Martin’s resignation on February 15, 2014 with effect as at January 27, 2014.

Concurrently, on February 15, 2014, our board of directors appointed Jared Robinson to server as our chief executive officer and Lowell Holden to serve as our chief financial officer.

Current Business

Mineral Exploration

We are currently engaged in the exploration and development of mineral properties in the Caribou Mining District in east-central British Columbia, Canada.

On May 16, 2011, we entered into an agreement of purchase and sale with Jaime Mayo to acquire a 100% interest in three mineral claims known as the Abhau Lake Property (constituting approximately 1,006 hectares) located in the Caribou Mining District near the city of Quesnel, in east-central British Columbia, Canada. In consideration of the property, we paid $10,000 cash as a deposit and issued 2,000 (now 2,000,000 post-split) common shares upon closing. The claims are subject to a 2% NSR (net smelter royalty). We have an option to purchase 1% of the NSR for $1 million and an additional 0.5% of the NSR $500,000.

On February 7, 2012, we paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of our company.

On June 12, 2012, we paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property. The work was completed and we received final invoicing for the work on October 1, 2012 in the amount of $15,533 which was recorded as investment in mineral property.

As at the date of this report, the Abhau Lake Property is currently our sole asset.

Concurrently with our mineral exploration activities, we are seeking to expand our business to include oil and natural gas exploration and development, in addition to mineral exploration services and oil and gas exploration services, including hard rock drilling services, seismic drilling services, and oil & gas waste disposal.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended December 31, 2013 which are included herein.

Our operating expenses for the three months ended December 31, 2013 and 2012 are outlined in the table below:

	December 31,				Inception (December 5, 2003) to December 31,
	2013		2012		2013
Advertising		$743	$	Nil	$743
Bank charges and interest		$343		$138	$6,726
Consulting	$	Nil	$	Nil	$138,467
Dues and subscriptions	$	Nil		$10	$10
Exploration and development	$	Nil	$	Nil	$13,029
Filing fees		$387		$399	$34,467
Insurance		$256	$	Nil	$20,902
Investor relations	$	Nil	$	Nil	$84,992
Legal and accounting		$48,960		$26,363	$413,342
Licenses and permits		$524	$	Nil	$5,065
Management fees		$30,000		$4,500	$164,500
Professional fees		3,750		Nil	11,250
Rent		$637		$2,247	$54,755
Transfer agent fees		$825		$755	$35,746
Travel, entertainment and office expenses		$25,262		$6,512	$109,438
Write-down of mineral property acquisition costs	$	Nil	$	Nil	$811,696
Write-down of website development costs	$	Nil	$	Nil	$6,600
Total		$111,687		$40,924	$1,911,728

Operating expenses for the three months ended December 31, 2013 were $111,687, representing an increase of $70,763 from the $40,924 in expenses incurred during the three months ended December 31, 2012. The increase was primarily a result of increases in advertising, bank charges and interest, insurance, legal and accounting, licenses and permits, management fees, professional fees, transfer agent fees and travel, entertainment and office expenses.

Revenue, Net Income and Loss

We have had no revenues for the three months ended December 31, 2013 and December 31, 2012.

Our net loss for the three months ended December 31, 2013 was $118,885 compared to a net loss of $106,360 during the three months ended December 31, 2012. The increase in net loss is primarily due to increased operating expenses and interest expense. Total losses from December 5, 2003 (inception) to December 31, 2013 were $2,038,051.

Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been legal and accounting fees ($413,342 since inception) and our write-down of mineral property acquisition costs ($811,696 since inception). Most of our legal and accounting expenses have been incurred in connection with our regulatory filings with the SEC and in connection with ongoing corporate activities.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital. We may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At December 31, 2013 we had cash totaling $123 as compared to $5,869 in cash at September 30, 2013. Our accounts payable at December 31, 2013 was $116,559 and $42,866 as at September 30, 2013. On December 31, 2013 we had convertible debentures of $153,149 and no demand loans compared to our outstanding convertible debentures of $201,807 and $Nil in demand loans as at September 30, 2013. Our total liabilities were $452,343 on December 31, 2013 as compared to $ 339,453 as at September 30, 2013. We had a working capital deficit of $452,220 as at December 31, 2013 as compared to our working capital deficit of $333,335 as at September 30, 2013.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

	At	At
	December 31, 2013	September 30, 2013
Current Assets	$123	$6,118
Current Liabilities	$452,343	$339,453
Working Capital (Deficit)	$(452,220)	$(333,335)

Our total current assets as of December 31, 2013 were $123 as compared to total current assets of $6,118 as of September 30, 2013. The decrease in current assets was primarily due to decreases in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of December 31, 2013 were $452,343 as compared to total current liabilities of $339,453 as of September 30, 2013. The increase in current liabilities was primarily attributed to increases in accounts payable and accrued liabilities, shareholder advances and share issuance liability.

Cash Flows

	Three Months Ended
	December 31,
	2013		2012
Net Cash (Used in) Operating Activities		$(49,613)	$(9,888)
Net Cash (Used in) Investing Activities	$	Nil	$(15,533)
Net Cash Provided by Financing Activities		$(55,359)	$7,500
Increase (Decrease) in Cash and Cash Equivalents During the Period		$(5,746)	$1,855

Operating Activities

Cash used in operating activities was $49,613 for the three months ended December 31, 2013 compared to cash used in operating activities of $9,888 for the three months ended December 31, 2012. The increase in cash used in operating activities was primarily due to an increase in net loss of $12,525 offset by increases in operating liabilities.

Investing Activities

Cash used in investing activities was $Nil for the three months ended December 31, 2013 compared to cash used in investing activities of $15,533 for the three months ended December 31, 2012. The decrease in cash used in investing activities was primarily due to a decrease in mineral property acquisition costs.

Financing Activities

Cash flows from financing activities totaled $55,359 during the three months ended December 31, 2013 compared to $7,500 for the three months ended December 31, 2012. The increase in cash provided by financing activities is primarily a result of the issuance of convertible debentures and common shares issued for cash.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2013, our company has accumulated losses of $1,911,728 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted in their report on the financial statements for the year ended September 30, 2013, De Leon & Company, P.A., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2013, our company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

Start-Up Expenses

Our company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our company’s formation have been included in our company’s general and administrative expenses for the period from the date of inception on December 5, 2003 to December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 27, 2014, Guy Martin resigned as our chief executive officer, chief financial officer and director. Mr. Martin’s resignation was not the result of any disagreement with our company regarding our operations or policies.

On February 15, 2014, we appointed Jared Robinson as chief executive officer of our company and Lowell Holden as chief financial officer of our company. Jared Robinson also acts as a director and chairman of our board of directors.

Lowell Holden – Chief Financial Officer

Lowell Holden has been the chief financial officer and chief accounting officer of Skkynet Cloud Systems, Inc. since March, 2012. Since 1983, Mr. Holden has owned and operating his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor's of Science degree from Iowa State University. He is 71 years of age.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-Laws
3.1	Articles of Incorporation and Amendment (incorporated by reference to our Registration Statement on Form SB2 filed on January 30, 2007)
3.2	Bylaws Articles of Incorporation and Amendment (incorporated by reference to our Registration Statement on Form SB2 filed on January 30, 2007)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.4	Certificate of Change (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2008)
3.5	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 6, 2012
(10)	Material Contracts
10.1	Share Exchange Agreement dated June 13, 2008 between our company, Silverdale Mining Corp. and the Selling Shareholders (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2008)
10.2	Mineral Property Option Agreement dated September 14, 2007 (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.3	Joint Venture Agreement dated March 31, 2008 between our company and New Jersey Mining Company (incorporated by reference to our Current Report on Form 8-K filed on July 28, 2008)
10.4	Letter of Intent dated September 2, 2008 with Gold Canyon Partners, LLP (incorporated by reference to our Current Report on Form 8-K filed on September 9, 2008)
10.5	Share Cancellation / Return to Treasury Agreement dated October 16, 2008 between our company and Donald James MacKenzie (incorporated by reference to our Current Report on Form 8-K filed on October 17, 2008)
10.6	Share Cancellation / Return to Treasury Agreement dated September 30, 2008 between our company and Greg Cowan (incorporated by reference to our Current Report on Form 8-K filed on October 17, 2008)

Exhibit Number	Description
10.7	Share Exchange Agreement dated December 27, 2012 between our company and Arriba Resources Inc. and the Shareholders of Arriba Resources Inc. (incorporated by reference to our Current Report on Form 8-K/A filed on January 11, 2013)
10.8	Ahbau Lake Technical Report (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.9	Settlement Agreement dated July 22, 2013 between our company and Tina Bressert for $30,000 loan (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.10	Settlement Agreement dated July 22, 2013 between our company and Tina Bressert for $2,500 loan (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.11	Convertible Debenture dated July 22, 2013 between our company and Tina Bressert for $41,118 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.12	Convertible Debenture dated July 22, 2013 between our company and Tina Bressert for $3,297 (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.13	Settlement Agreement dated July 22, 2013 between our company and Elco Securities Ltd. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.14	Convertible Debenture dated July 22, 2013 between our company and Elco Securities Ltd. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.15	Settlement Agreement dated July 22, 2013 between our company and Nottingham Group (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.16	Convertible Debenture dated July 22, 2013 between our company Nottingham Group (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.17	Settlement Agreement dated July 22, 2013 between our company and Petra Corp. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.18	Convertible Debenture dated July 22, 2013 between our company and Petra Corp. (incorporated by reference to our Current Report on Form 8-K filed on July 29, 2013)
10.19	Amended Share Exchange dated May 14, 2013 between our company and Arriba Resources Inc. and the shareholders of Arriba Resources Inc. (incorporated by reference to our Quarterly Report on Form 8-K filed on August 14, 2013)
10.20*	Settlement Agreement dated effective January 9, 2014 between our company and Guy Martin
(14)	Code of Ethics
14.1	Code of Ethics and Business Conduct (incorporated by reference to our Annual Report on Form 10-KSB filed on December 29, 2008)
(21)	Subsidiaries of the Registrant
21.1	Silverstar Mining Canada, Inc. (wholly owned), a Canadian Federal Corporation
(31)	Section 302 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

Date: February 19, 2014	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 19, 2014	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

