Form 10-Q/A
period 2013-12-31
SILVERSTAR MINING CORP.
filed 2014-04-15
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 Amendment-1

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

12,959,200 common shares issued and outstanding as of April 11, 2014.

EXPLANATORY NOTE

Silverstar Mining, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the period ended December 31, 2013 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on February 19, 2014 (the “Original Quarterly Report”) for the purposes of amending and restating the consolidated balance sheet, consolidated statement of stockholders equity, consolidated statement of cash flows, footnotes 7,11 and 14 and related management discussion. Other than discussed above; no other changes have been made to the Original Quarterly Report. This Amendment Report speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except with regard to amending and restating of the consolidated balance sheet, consolidated statement of shareholders equity, consolidated statement of cash flows, footnotes 7, 11 and 14 and related management discussion

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.

3

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Interim Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2013

4

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at	As at
	31-Dec-13	30-Sep-13
	$	$
Assets
Current
Cash and cash equivalents	123	5,869
Prepaid expense	-	249
Total Current Assets	123	6,118
Other
Investment in Mineral Properties (Note 5)	29,893	29,893
Total Assets	30,016	36,011

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities (Note 6)	131,019	42,866
Convertible debentures (Note 7)	159,525	201,807
Shareholder advances	39,151	6,655
Liability deposit	-	70,000
Share issuance liability	88,125	18,125
Total Current Liabilities	417,820	339,453

Stockholders’ Equity (Deficit)
Capital stock (Note 11)
Authorized
225,000,000 of common shares, par value $0.001
Issued and outstanding
31 Dec 2013 – 12,716,099 common shares, par value $0.001 (Note 11)
30 Sep 2013 – 299,429 common shares, par value $0.001	12,716	299
Additional paid-in capital	1,637,531	1,615,425
Deficit, accumulated during the development stage	(2,038,051)	(1,919,166)
Total Stockholders’ Equity (Deficit)	(387,804)	(303,442)
Non-controlling interest	-	-
Total Liabilities and Stockholders’ Equity (Deficit)	30,016	36,011

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 5 December 2003 to	For the three month period ended	For the three month period ended
	31-Dec-13	31-Dec-13	31-Dec-12
	$	$	$
Cash flows from operating activities
Net loss for the period	(2,038,051)	(118,885)	(106,360)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest – convertible debentures (Note 7)	33,480	6,701	378
Accrued interest – shareholder demand loan (Note 8)	28,070	-	2,617
Accrued interest – demand loan (Note 8)	2,773	-	567
Contributions to capital by related parties (Notes 10, 11 and 13)	215,500	-	6,000
Write-down of mineral property acquisition costs (Note 5)	811,696	-	-
Write-down of website development costs (Note 4)	6,600	-	-
Changes in operating assets and liabilities
Prepaids	-	249	10,000
Increase (decrease) in accounts payable and accrued liabilities	116,559	73,693	17,311
Increase in due to related parties and shares to be issued	182,635	87,855	79,375
	(640,738)	49,613	9,888
Cash flows from investing activities
Acquisition of Silverdale, net of cash received (Note 3)	(140,221)	-	-
Mineral property acquisition costs (Note 5)	(51,268)	-	(15,533)
Website development costs (Note 4)	(6,600)	-	-
	(198,089)	-	(15,533)
Cash flows from financing activities
Convertible debenture	103,825	(55,359)	-
Demand Loans	-	-	7,500
Share issue costs	(1,255)	-	-
Common shares issued for cash (Note 11)	736,380	-	-
	838,950	(55,359)	7,500
Increase (decrease) in cash and cash equivalents	123	(5,746)	1,855
Cash and cash equivalents, beginning of period	-	5,869	558
Cash and cash equivalents, end of period	123	123	2,413

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt	$34,523	$-	$34,523

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) contd.

(Expressed in U.S. Dollars)

	Number of shares issued	Share capital	Share subscriptions received in advance / Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$
Balance at 30 September 2012	169,179	169	1,462,180	(1,628,428)	(166,079)
Contributions to capital by related parties – expenses (Note 10)	-	-	18,000	-	18,000
Common shares issued to satisfy terms of note payable (Notes 8,10,11,14)	24,750	25	61,850	-	61,875
Warrants exercised	105,000	105	73,395	-	73,500
Shares for rounding	500	-	-	-	-
Net loss for the period	-	-	-	(290,738)	(290,738)

Balance at 30 September 2013	299,429	299	1,615,425	(1,919,166)	(303,442)
Common stock issued for debt	12,416,670	12,417	22,106		34,523
Net loss for the period				(118,885)	(118,885)

Balance at 31 December 2013	12,716,099	12,716	1,637,531	(2,038,051)	(387,804)

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

Silverstar Mining Corp.

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

(Expressed in U.S. Dollars)

31 December 2013

	Balance at 31 December 2013	Balance at 30 September 2013
	$	$
During the year ended 30 September 2011, the Company accepted a demand loan from a shareholder bearing interest at a rate of 9% per annum on any unpaid principle balances. The demand loan is unsecured and has no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $611 (30 September 2013 – $639) (Note 11) and converted $20,836 of interest and principle. The balance as at 31 December 2013 consists of principal of $Nil (30 September 2013 – $19,586) and accrued interest of $Nil (30 September 2013 – $639).	Nil	20,225

During the years ended 30 September 2012 and 2013, the Company accepted demand loans from a third part bearing interest at a rate of 10% per annum on any unpaid principle balances. The demand loans are unsecured and have no fixed terms of repayment. The Company may repay principal amounts due at any time without premium or penalty. The replacement Convertible Debenture bears interest at a rate of 17% per annum on any unpaid principle balance and is convertible to restricted common shares of the Company on the basis of $0.35 per common share for each dollar of principle and/or interest due and payable. During the three months ended 31 December 2013, the Company accrued interest expense of $1,512 (30 September 2013 – $1,150). The balance as at 31 December 2013 consists of principal of $35,273 (30 September 2013 – $35,273) and accrued interest of $2,662 (30 September 2013 – $1,150).	37,935	36,423

Convertible Debentures Total	159,524	201,807

8.	Demand Loans.

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

On December 23, 2013 we issued 12,416,670 shares of common stock with a value of $34,523 of debt.

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

The Company is committed to issue 12,488,337 common shares of the Company based on subscriptions received for warrants exercised, shares purchased through a private transaction, and debt conversions, as of 31 December 2013 (Note 11).

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

Liquidity and Capital Resources

At December 31, 2013 we had cash totaling $123 as compared to $5,869 in cash at September 30, 2013. Our accounts payable at December 31, 2013 was $116,559 and $42,866 as at September 30, 2013. On December 31, 2013 we had convertible debentures of $159,524 and no demand loans compared to our outstanding convertible debentures of $201,807 and $Nil in demand loans as at September 30, 2013. Our total liabilities were $417,820 on December 31, 2013 as compared to $ 339,453 as at September 30, 2013. We had a working capital deficit of $417,697 as at December 31, 2013 as compared to our working capital deficit of $333,335 as at September 30, 2013.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

	At	At
	December 31, 2013	September 30, 2013
Current Assets	$123	$6,118
Current Liabilities	$417,820	$339,453
Working Capital (Deficit)	$(417,697)	$(333,335)

Our total current assets as of December 31, 2013 were $123 as compared to total current assets of $6,118 as of September 30, 2013. The decrease in current assets was primarily due to decreases in cash and cash equivalents and prepaid expenses.

Our total current liabilities as of December 31, 2013 were $417,820 as compared to total current liabilities of $339,453 as of September 30, 2013. The increase in current liabilities was primarily attributed to increases in accounts payable and accrued liabilities, shareholder advances and share issuance liability.

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

SILVERSTAR MINING CORP.

Date: April 15, 2014	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 15, 2014	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

