Form 10-Q
period 2014-03-31
SILVERSTAR MINING CORP.
filed 2014-05-14
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _______________

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

As of May 14, 2014, there were 15,929,200 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and know how; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR MINING, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$81	$5,869
Prepaid expense	9,000	249
Total current assets	9,081	6,118

Investment in mineral property	29,893	29,893
Total Assets	$38,974	$36,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$106,089	$42,866
Convertible debentures	104,666	201,807
Advances – related parties	11,344	6,655
Advances	96,151	--
Share issuance liability	--	88,125
Total current liabilities	318,250	339,453

Total liabilities	318,250	339,453

Stockholders’ Equity(Deficit):
Common stock; $0.001 par value, 225,000,000 shares authorized, 12,959,200 and 299,429 shares issued and outstanding, respectively	12,959	299
Additional paid-in capital	1,784,791	1,615,425
Accumulated deficit	(2,077,026)	(1,919,166)
Total stockholders’ deficit	(279,276)	(303,442
Total Liabilities and Stockholders’ Equity (Deficit)	$38,974	$36,011

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVERSTAR MINING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,		For the Period from December 5, 2003 (Inception) to March 31,
	2014	2013	2014	2013	2014
Operating Expenses:
Legal & accounting	$16,071	18,304	65,031	44,667	429,413
General and administrative	$17,511	$12,682	80,241	27,243	$697,604
Amortization	--	78,917	--	78,917	--
Impairment loss	--	--	--	--	818,296
Loss from operations	(33,582)	(109,903)	(145,272)	(150,827)	(1,945,313)

Other Income (Expenses):
Interest income	--	218	--	--	361
Interest expense	(5,394)	(4,286)	(12,588)	(69,722)	(133,057)
Exchange gain	--	--	--	218	983
Total other income (expenses)	(5,394)	(4,068)	(12,588)	(69,504)	(131,713)
Less non-controlling interest	--	(23,675)	--	(23,675)	--

Net loss	$(38,976)	$(90,296)	$(157,860)	$(196,656)	$(2, 077,026)

Net income(loss) per common share attributable to common stockholders (basic and diluted)	$(0.00)	$(0.47)	$(0.03)	$(1.09)

Weighted average common shares outstanding (basic and diluted):	12,745,315	191,721	6,999,542	180,322

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR MINING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended		For the Period from December 5, 2003 (Inception) to
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(157,860)	$(220,331)	$(2,077,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization expense	--	78,917	--
Write down of mineral properties	--	--	811,696
Contribution to capital by related parties	--	12,000	215,500
Write down of web site	--	--	6,600
Changes in operating assets and liabilities:
Accounts payable and accrued expense	49,177	(6,606)	92,043
Accrued interest	11,431	7,222	69,053
Prepaid	(8,751)	3,000	(9,000)
Shares to be issued	(88,125)	150,815	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(194,128)	25,017	(891,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	--	(17,142)	(191,489)
Web site development	--	--	(6,600)
NET CASH USED IN INVESTING ACTIVITIES	--	(17,142)	(198,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	--	736,380
Proceeds from conversion of warrants to stock	87,501	--	87,501
Costs for share issuance	--	--	(1,255)
Proceeds from convertible notes	--	--	159,184
Proceeds from advances- related parity	11,344	-	17,999
Proceeds from advances	89,496	17,500	89,496
NET CASH PROVIDED BY FINANCING ACTIVITIES	188,341	17,500	1,089,305

Net increase (decrease) in cash	(5,787)	25,375
Cash, beginning of period	5,868	558
Cash, end of period	$81	$25,933	$81

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$94,525	$--	$94,525

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR MINING, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Silverstar Mining Corp. (the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2003. On March 4, 2008, the Company completed a merger with its wholly-owned subsidiary, Silverstar Mining Corp., which was incorporated by the Company solely to effect the name change of the Company to Silverstar Mining Corp. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2013 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end September 30, as reported on Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board Statement Accounting Standards Codification (“ASC”) Topic 915. Among the disclosures required by ASC Topic 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The Company consolidates foreign subsidiary accounts by using the average of the exchange rate on the first day of the period being reported and the exchange rate on the last day of the same period for the translation of the income statement and the exchange rate on the closing date of the period for the translation of currency for the balance sheet.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Net loss per share of common stock

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company had no common stock equivalents and potentially dilutive securities outstanding during the period from December 5, 2003 (inception) through March 31, 2014.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Silverstar Mining has an accumulated deficit of $2,077,026 as of March 31, 2014 and incurred a net loss of $157,860 for the six months period ended March 31, 2014. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Mining’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Mining is unable to continue as a going concern.

Silverstar Mining continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 - CONVERTIBLE DEBENTURES

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

On December 23, 2013 the Company converted $34,523 of convertible debt and interest into 12,416,670 shares of common stock.

On March 19, 2014 the Company converted $60,002 of convertible debt and interest into 171,434 shares of common stock.

As of March 31, 2014 the amount of convertible debt outstanding was $104,666 plus accrued interest of $14,064 for a total of $118,730.

NOTE 5 - RELATED PARTIES

On January 9, 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000. The Company was obligated to issue an additional 250 common shares to satisfy the terms of the note.

On March 28, 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000.

During the six month period ended March 31, 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 and rent in the amount of $3,000 for a total of $12,000.

During the six months ended March 31, 2014 an officer has advanced the Company $10,616. The advances do not have any repayment terms and are not interest bearing. As of March 31, 2014 the total advances by the officer was $11,344.

NOTE 6 - EQUITY

On January 9, 2013 the Company issued 24,750 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000. The Company was obligated to issue an additional 250 common shares to satisfy the terms of the note.

On March 28, 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000.

On December 23, 2013 the Company issued 12,416,670 shares of common stock with a value of $34,523 for debt.

On March 19, 2014 the Company issued 171,434 shares of common stock with a value of $60,002 for debt.

On March 26, 2014 the Company issued 71,667 shares of common stock with a value of $87,501 which was offset against the liability “shares to be issued “of $88,125. The difference of $624 was offset against interest expense.

NOTE 7 - SUBSEQUENT EVENTS

On April 20, 2014 the Company issued 3,000,000 shares of common stock for the conversion of convertible debt of $7,500.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and six month period ending March 31, 2014 and 2013 the Company did not have any revenue.

General and administrative expense was $17,511 for the three months and $80,241 for six months ended March 31, 2014 compared to $12,682 for the three months and $27,243 for the six months ended March 31, 2013. Legal and accounting for the same periods were $16,071 for the three months and $65,031 for the six months ended March 31, 2014 compared to $18,304 and $44,667 for the same periods in 2013.The increase in expenses for the six months period in 2014 over 2013 was due primarily to higher consulting and legal and accounting fees in 2014 over 2013.

The operating loss for the three and six month period ending March 31, 2014 consisted of an operating loss of $33,582 and $145,272 compared to operating loss of $109,903 and $150,827 in the same periods in 2013. The larger loss in 2013 was due to amortization of $78,917 incurred in 2013 over the same period in 2014.

Other net expenses for the three and six month period ending March 31, 2014 were $5,394 and $12,588 compared to other expenses of $4,068 and $69,504 for the same periods in 2013. Interest expense for the six month period in 2013 was $69,722 compared to $12,588 for the same period in 2014 resulting in the increase in 2013 over 2014.

Net loss of $38,976 and $157,860 was recorded for the three and six month period ending March 31, 2014 compared to net loss of $90,296 and $196,656 for the same periods in 2013. The 2013 net loss amount for both the three and six months period was net of a non-controlling interest loss of $23,675.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, Silverstar Mining had current assets of $9,081 and current liabilities of $318,250 resulting in negative working capital of $309,169. Stockholders' deficit as of March 31, 2014 was $279,276.

Net cash used in operations for the six months ending March 31, 2014 was $194,128 compared to net cash provided by operations of $25,017 for the same period in 2013, a negative change of $219,145. The negative change of $219,145 was primarily attributable to a non-cash amortization expense of $78,917 in 2013 that was not present in 2014 and an increase of $150,815 in 2013 in shares issued liability whereas in 2014 the account balance declined by $88,125.

Net cash used in investing activates was zero for the six months ended March 31, 2014 compared to $17,142 in the same period in 2013. The decrease was attributable to $17,142 used in 2013 for acquisition of mineral properties whereas in 2014 no expenditures were made for investments in assets.

Net cash provided by financing activities during the six months ended March 31, 2014 was $188,341 compared to net cash provided of $17,500 in 2013, a positive change of $170,841. The change was due to advances of $100,840 in 2014 versus $17,500 in 2013 and stock issued for warrants of $87,501 against the shares to be issued.

Our existing capital may not be sufficient to meet Silverstar Mining's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Silverstar Mining's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Silverstar Mining is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3 Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4: CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS

There have been no material changes to Silverstar Mining’s risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2013.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION

Not Applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101**	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

Date: May 14, 2014	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2014	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

