Form 10-Q
period 2014-06-30
SILVERSTAR MINING CORP.
filed 2014-08-18
CIK 1385329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 18, 2014, there were 15,929,200 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company’s ability to obtain necessary capital, the Company’s ability to meet anticipated development timelines, the Company’s ability to protect its proprietary technology and knowhow; the Company’s ability to identify and develop a network of physicians, the Company’s ability to establish a global market, clinical trial results, the Company’s ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

SILVERSTAR MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$70	$5,869
Prepaid expense	--	249
Total current assets	70	6,118
Investment in mineral property	29,893	29,893
Total Assets	$29,963	$36,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$103,110	$42,866
Convertible debentures	104,666	201,807
Advances – related parties	5,696	6,655
Advances	117,123	--
Share issuance liability	--	88,125
Note payable	81,989	--
Total current liabilities	412,584	339,453
Total liabilities	412,584	339,453

Stockholders’ Equity (Deficit):
Common stock; $0.001 par value, 225,000,000 shares authorized, 12,959,200 and 299,429 shares issued and outstanding, respectively	12,959	299
Additional paid-in capital	1,784,791	1,615,425
Accumulated deficit	(2,180,371)	(1,919,166)
Total stockholders’ deficit	(382,621)	(303,422)
Total Liabilities and Stockholders’ (Deficit)	$29,963	$36,011

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVERSTAR MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Operating Expenses:
Legal & accounting	$2,565	$40,782	$67,597	$85,449
General and administrative	13,366	36,922	93,896	64,165
Amortization	--	116,704	--	195,621
Mine expense	81,989	--	81,989	--
Loss from operations	(97,920)	(194,408)	(243,482)	(345,235)

Other Income (Expenses):
Gain on debt forgiveness	8,867	--	8,867	--
Interest expense	(4,997)	(3,772)	(17,590)	(73,494)
Exchange gain	--	615	--	833
Loss on prepaid expense	(9,000)	--	(9,000)	--
Total other income (expenses)	(5,130)	(3,157)	(17,723)	(72,661)
Less non-controlling interest	--	35,011	--	58,686

Net loss	$(103,050)	$(162,553)	$(261,205)	$(359,209)

Net (loss) per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.84)	$(0.03)	$(1.94)

Weighted average common shares outstanding (basic and diluted):	12,959,200	193,929	8,971,488	184,863

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(261,205)	$(417,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of mining costs	81,989	--
Amortization expense	--	195,621
Contribution to capital by related parties	--	18,000

Changes in operating assets and liabilities:
Accounts payable and accrued expense	42,961	26,119
Accrued interest	16,428	10,994
Prepaid	249	3,000
Shares to be issued	(88,125)	166,890
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(207,703)	2,728

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	--	(17,644)

NET CASH USED IN INVESTING ACTIVITIES	--	(17,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from conversion of warrants to stock	87,501	--
Payment on credit card	(1,760)	--
Proceeds from advances- related parity	5,696	--
Proceeds from advances	110,468	17,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	201,905	17,500

Net increase (decrease) in cash	(5,798)	2,584
Cash, beginning of period	5,868	558
Cash, end of period	$70	$3,142

SUPPLEMENTAL CASH FLOWS NFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$94,525	$--
Note payable issued for mining costs	81,989	--

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Recently Issued Accounting Pronouncements

On June 10, 2014 the FASB issued ASU 2014-10, Development Stage Entities, (Topic 915), which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The removal of the DSE reporting requirements are effective for public entities for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the new standard is permitted and it was adopted by the Company in the quarter ended June 30, 2014.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Silverstar Mining has an accumulated deficit of $2,180,371 as of June 30, 2014 and incurred a net loss of $261,205 for the nine months period ended June 30, 2014. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Mining’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Mining is unable to continue as a going concern.

Silverstar Mining continues to review its expense structure in an attempt to reduce operating costs . The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 – CONVERTIBLE DEBENTURES

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

As of June 30, 2014 the amount of convertible debt outstanding was $104,666 plus accrued interest of $18,359 for a total of $123,025.

NOTE 5 – RELATED PARTIES

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

During the nine month period ended June 30, 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 and rent in the amount of $3,000 for a total of $12,000. Subsequent to the advances the Officer and director was reimbursed $11,500 form advances from a non-related party and was assigned the balance due on the Credit card line balance of $3,352.

The advances do not have any repayment terms and are not interest bearing. As of June 30, 2014 the total advance due the officer was $5,696.

NOTE 6 – EQUITY

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

On March 26, 2014 the Company issued $71,667 shares of common stock with a value of $87,501 which was offset against the liability “shares to be issued “of $88,125. The difference of $624 was offset against interest expense.

NOTE 7 – NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of June 30, 2014 the outstanding balance of principal $81,989 plus accrued interest of $684 totaled $82,673.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three and nine month period ended June 30, 2014 and 2013 the Company did not have any revenue.

General and administrative expense was $13,366 for the three months and $93,896 for the nine months ended June 30, 2014 compared to $36,922 for the three months and $64,165 for the nine months ended June 30, 2013. The decrease in general and administrative expense for three months ended June 30, 2014 versus the same period in 2013 is primarily attributable to lower consulting and travel expenses in the 2013 period. The increase in general and administrative expense for the nine months ended June 30, 2014 versus the same period in 2013 is primarily attributable to higher consulting and travel expenses in the 2014 period. Legal and accounting for the same periods were $2,565 for the three months and $67,597 for the nine months ended June 30, 2014 compared to $40,782 and $85,449 for the same periods in 2013. The decrease in legal and accounting expenses in the 2014 periods versus the 2013 periods is primarily attributable to a decrease in legal expenses. Amortization expense was zero for the three and nine months ended June 30, 2014 compared to $116,704 and $195,621 for the three and nine months ended June 30, 2013. The decrease in amortization expense in the 2014 periods as compared to the 2013 periods is attributable to mining properties that were fully amortized in the 2013 periods. Mine expense in the three and nine months ended June 30, 2014 totaled $81,989 versus zero in the same 2013 periods. The increase is attributable to mining costs incurred in the three months ended June 30, 2014 that were fully expensed.

The operating loss for the three and nine month period ended June 30, 2014 totaled $97,920 and $243,482, respectively, compared to $194,408 and $345,235, respectively, in the same periods in 2013. The larger loss in 2013 is attributable to the detail of the changes in expenses explained in the preceding paragraph.

Other expenses, net, for the three and nine month period ended June 30, 2014 were $5,130 and $17,723, respectively, compared to other expenses of $3,157 and $72,661 for the same periods in 2013. Interest expense of $73,494 during the nine month period ended June 30, 2013 versus $17,590 during the same period in 2014 was the primary factor in higher other expenses in 2013 over 2014.

Net loss of $103,050 and $261,205 was recorded for the three and nine month period ending June 30, 2014 compared to net loss of $162,553 and $359,209 for the same periods in 2013. The larger 2013 net loss amount for both the three and nine month periods as compared to the 2014 periods is attributable to the details of the operating and other expenses explained above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, Silverstar Mining had current assets of $70 and current liabilities of $412,584 resulting in negative working capital of $412,514. Stockholders' deficit as of June 30, 2014 was $382,621.

Net cash used in operations for the nine months ending June 30, 2014 was $207,703 compared to net cash provided by operations of $2,728 for the same period in 2013. The negative change of $210,431 was primarily attributable to a non-cash amortization expense of $195,621 in 2013 that was not present in 2014 and an increase of $166,890 in 2013 in shares issued liability whereas in 2014 the account balance was a negative $88,125.

Net cash used in investing activates was zero for the nine months ended June 30, 2014 compared to $17,644 in the same period in 2013. The increase was attributable to acquisition of mineral properties in 2013 that was not present in 2014.

Net cash provided by financing activities during the nine months ended June 30, 2014 was $201,905 compared to net cash provided of $17,500 in 2013, a positive change of $184,405. The change was primarily due to advances of $110,468 and the conversion of warrants of $87,501 in 2014 compared to advances of $17,500 in 2013.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to Silverstar Mining’s risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2013.

ITEM 2. SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY INFORMATION

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________
* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR MINING CORP.

Dated: August 18, 2014	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 18, 2014	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)