Form 10-K
period 2014-09-30
SILVERSTAR MINING CORP.
filed 2015-01-13
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-140299

SILVERSTAR MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Road, Ste. 110, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 473–9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act ☐Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the previous 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers to Item 405 of Regulation S-K (§229.405) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act,) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 2, 2015 was 12,959,200.  The aggregate number of shares of the voting stock held by non-affiliates on January 2, 2015 was 1,047,620 with a market value of $2,514,288. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Annual Report on Form 10-K, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of our business activities, our revenues, income and capital spending. We generally identify forward-looking statements with the words “believe,” “intend,” “expect,” “seek,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, and other similar expressions. All statements we make relating to our estimated timelines and commencement of operations, and our projected earnings, costs, expenditures, cash flows, and financial results or to our expectations regarding future industry trends are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors and it is impossible for us to anticipate all factors that could affect our actual results. In addition, management's assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will prove correct or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the numerous risks and uncertainties as described elsewhere in this Form 10-K.

PART I

ITEM 1: BUSINESS.

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

On March 4, 2008, we affected a 3 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

On April 13, 2011, we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the federal laws of Canada. The subsidiary’s main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

Effective September 26, 2011, we affected a reverse split our common stock on a 1,000 for 1 basis. As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000.

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

As a result of the cancellation and reversal of the Share Exchange Agreement with Arriba, the consolidated financial statements of our Company for the quarterly periods ended March 31, 2013 (filed with the SEC on August 14, 2013) and June 30, 2013 (filed with the SEC on May 20, 2013) may no longer be relied upon owing to their inclusion of the financial information of Arriba. We informed our independent accountants of the cancellation and reversal of the Share Exchange Agreement and intend to file amendments to our Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2013 to reflect our financial condition without consolidation of the financial information of Arriba. The financial statements contained in this current report accurately reflect the deconsolidation of the financial information of Arriba.

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

On February 7, 2012 we paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of Silverstar Mining Corp.

On June 12, 2012 we paid Terracad Geoscience Services $10,000 as a pre-payment against an estimated $15,000 charge to prepare the National Instrument 43-101 compliant technical report for the Quesnel property. The work was completed and we received final invoicing for the work on October 1, 2012 in the amount of $15,533 which was recorded as Investment in Mineral Property.

As at the date of this report, the Abhau Lake Property is currently our sole asset. The work on the property has been expensed and not capitalized.

Concurrently with our mineral exploration activities, we are seeking to expand our business to include oil and natural gas exploration and development, in addition to mineral exploration services and oil & gas exploration services, including hard rock drilling services, seismic drilling services, and oil & gas waste disposal.

Prospective Business Activities

We are currently seeking to diversify our business into oil and gas exploration and waste disposal. With respect to prospective oil & gas exploration, we are identifying and conducting due diligence on acreages located in Texas and Alberta, Canada for the purposes of potential acquisition and exploration. We have not entered into any definitive arrangements regarding these prospective business activities and there is no guarantee that we will be successful in this regard.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for energy throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for energy is affected by a number of global factors, including economic strength and resultant demand for minerals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject minerals.

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

Competition

We compete with other energy resource exploration companies for financing and for the acquisition of new properties. Many of the resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of properties. This competition could result in competitors having l properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

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

Research and Development Expenditures

We incurred $29,893 in mineral property and exploration expenditures during the fiscal years ended September 30, 2013 and 2012.

Employees

As of September 30, 2014, we had no employees. Our directors and officers provided there services to our company on a consulting basis and without formal employment agreements.

ITEM 1A: RISK FACTORS

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

Our management has no experience in energy operations.

Our current management has never been involved in the exploration business. As such, there is substantial doubt whether management has the expertise to effectively run our business and implement our business plan. As such, we will have to retain additional officers or board members who have experience in the mining sector. Alternatively, we will have to rely on consultants or other third party suppliers. Reliance on outside consultants will require the expenditure of significant sums of money which we do not have. As such, the successful launch of an exploratory drilling program remains in doubt.

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

Our activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges and power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect the activities and profitability of our company.

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

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

•	greater financial and technical resources;

•	longer operating histories and greater experiencer.

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

ITEM 1B: UNSOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: PROPERTIES

Our executive offices are located at 1489 West Warm Springs Road, Suite 110, Henderson Nevada, 89014. These are virtual offices rented for $115 per month on a month to month basis.

Mineral Properties

We currently hold property in the Caribou Mining District in east-central British Columbia or approximately 65 km northeast of Quesnel, British Columbia, Canada. We have one mining claims in British Columbia, Canada. Subject to securing additional financing, our goal is to explore these mining claims to determine if there are indicated or proven reserves of either gold, silver or base metals.

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

As of September 30, 2013, the Company paid Terracad Geoscience Services $15,533 to prepare the National Instrument 43-101 compliant technical report for the Quesnel property, Central British Columbia, Canada. As of September 30, 2013 the Company has recorded $29,893 as investment in the mineral property.

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

ITEM 3: LEGAL PROCEEDINGS

None

ITEM 4: MINE SAFETY DISCLOSURE

Not applicable

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

The following quotations, obtained from ww.nasdaq.com, reflect the high and low bids for our common shares.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2014	3.95	1.75
June 30, 2014	3.00	1.75
March 31, 2014	4.00	2.50
December 31, 2013	2.55	2.10
September 30, 2013	2.65	2.30
June 30, 2013	2.55	2.30
March 31, 2013	2.65	2.20
December 31, 2012	2.50	1.01

___________________

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 30, 2014, there were approximately 98 holders of record of our common stock. As of such date, 12,959,200 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2014.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

On March 28, 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received

On April 2, 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as ”shares to be issued” in 2013 and issued on March 26, 2014

On June 20, 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On July 17 2013 the Company received $70,000 in a private transaction to purchase 46,667 shares of common stock of the Company. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On September 10, 2013 warrants to purchase 2,143 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On December 23, 2013 the Company issued 12,416,670 shares of common stock with a value of $34,523 for debt.

On March 19, 2014 the Company issued 171,434 shares of common stock with a value of $60,002 for debt.

On March 26, 2014 the Company issued 71,667 shares of common stock with a value of $87,501 which was offset against the liability “shares to be issued “of $88,125. The difference of $624 was offset against interest expense.

All of the above noted securities were issued without a prospectus pursuant to Regulation S under the Securities Act. Our reliance upon Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

ITEM 6: SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended September 30, 2014 and September 30, 2013 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2014, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2014 were $290,747, representing an increase of $74,322 from the $216,425 in expenses incurred during fiscal 2013. The increase was primarily a result of an overall increase in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and travel, entertainment and office expense.

Revenue, Net Income and Loss

We have had no revenues for the years ended September 30, 2014 and September 30, 2013.

Our net loss for the year ended September 30, 2014 was $314,491 compared to a net loss of $290,738 during the year ended September 30, 2013. The decrease in net loss is primarily due to lower operating expenses related to our overall business activity and reduced borrowing costs.

Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been legal and accounting fees of $70,847 and mine expense of $111,882. Most of our legal and accounting expenses have been incurred in connection with our regulatory filings with the SEC and in connection with ongoing corporate activities.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2014 we had cash of $24 as compared to $5,869 in cash at September 30, 2013. Our accounts payable and accrued expenses at September 30, 2014 were $118,768 and $42,866 as at September 30, 2013. On September 30, 2014 we had convertible debentures of $104,666, note payable of $81,989 and advances of $130,508 compared to our outstanding convertible debentures of $201,807 as at September 30, 2013. Our total liabilities were $435,931 on September 30, 2014as compared to $339,453 as at September 30, 2013. We have a working capital deficit of $435,907 as at September 30, 2014 as compared to our working capital deficit of $333,335 as at September 30, 2013.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of September 30, 2014 was cash of $24 as compared to total current assets of $6,118 as of September 30, 2013. The decrease in current assets was entirely due to a decrease in prepaid expenses and cash.

Our total current liabilities as of September 30, 2014 were $435,931 as compared to total current liabilities of $339,453 as of September 30, 2013. The increase in current liabilities was primarily attributed to an increase in share issuance liability accounts payable and accrued liabilities, and convertible debentures.

Cash Flows

Operating Activities

Cash used in operating activities was $297,427 for the fiscal year ended September 30, 2014 compared to cash used in operating activities of $132,031 for the fiscal year ended September 30, 2013. The increase in cash used in operating activities was primarily due to decreases in demand loans payable, related party loans, accounts payable and accrued liabilities, offset by the share issuance liabilities.

Investing Activities

Cash used in investing activities was zero for the fiscal year ended September 30, 2014 compared to cash used in investing activities of $15,533 for the fiscal year ended September 30, 2013. The cash used in investing activities was due to mineral property acquisition costs incurred during fiscal 2013.

Financing Activities

Cash provided by financing activities during the fiscal year ended September 30, 2014 included warrant conversion to stock of $87,501, note payable of $81,989, advances of $123,853 offset by repayment of advances of $1,760, compared to $152,875 for the fiscal year ended September 30, 2013. The increase in cash provided by financing activities is primarily a result of the conversion of warrants and advances to the Company.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If we

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2014, our company has accumulated losses of $2,233,657. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2014, MaloneBailey, LLP., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of $250,000 in order to enable us to proceed with our plan of operations, including approximately $200,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8: FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Financial statements are audited and included in this Form 10-K as an exhibit and are incorporated herein by this reference.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On November 19, 2014 Company with the approval of its Board of Directors sent a letter to De Leon & Company P.A. in which the Company terminated the client-auditor relationship between the Company and De Leon & Company P.A.

There were no disagreements or adverse opinion on the reports issued by De Leon & Company P.A. for either of the past two years (September 2013 and 2012),and through November 19, 2014(as defined in Item 304 of Regulation S-K) with De Leon & Company P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Leon & Company P.A. would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. The report of De Leon & Company P.A. did state that there was substantial doubt about the Company’s ability to continue as a going concern.

We provided De Leon & Company P.A. with a copy of the above disclosures and requested that De Leon & Company P.A. provided us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures.

Engagement of new independent registered public accounting firm

On November 20, 2014 our Board of Directors engaged MaloneBailey LLP, as its independent registered public accounting firm.

During the Company’s two most recent fiscal year end (September 2013 and 2012) and through November 20, 2014 neither the Company nor anyone acting on our behalf, has consulted with MaloneBailey LLP regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement between the Company and De Leon & Company P.A. as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, and CORPORATE GOVERNANCE

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

Name	Position Held with OurCompany	Age	Date First Elected or Appointed
Jared Robinson	Chief Executive Officer, and Director	42	March 3, 2013
Joseph Graham	Secretary and Director	30	August, 11, 2013
Lowell Holden	Chief Financial Officer and Director	72	February 1, 2014

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

Jared Robinson – President and Director

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

Lowell Holden – Chief Financial Officer and Director –

 Lowell Holden has been the CFO and Chief Accounting Officer of the Company since February 2014. Since 1983, Mr. Holden has owned and operated his own consulting firm, LS Enterprises, Inc., which provides business consulting, accounting and other services to businesses. Mr. Holden has a broad range of business experience including managing, securing financing, structuring of transactions, and is experienced and knowledgeable in managing relationships with customers, financing institutions and stockholders. Presently Mr. Holden serves as the Chief Financial Officer of Skkynet Cloud Systems, Inc (SKKY), Chief Financial Officer and director of PTS, Inc (PTSH) and Nascent Biotech, Inc (NBIO). Mr. Holden also has a background in assisting companies in fulfilling their financial auditing and SEC reporting requirements. Mr. Lowell Holden has a Bachelor’s of Science degree from Iowa State University.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)		Total ($)
Guy Martin(1)	2014	28,050	--	--	--	--	--	--		28,050
Former Chief	2013	10,000	--	--	--	--	--	17,300	(6)	27,300
Executive Officer,Former Chief	2012		--	--	--	--	--	--
Financial Officer and Former Director

Joseph Graham(2)	2014	--	--	--	--	--	--	--		--
Secretary and	2013	--	--	--	--	--	--	--		--
Director	2012	--	--	--	--	--	--	--		--

Jared Robinson(3)	2014	--	--	--	--	--	--	--		--
Chairman,	2013	--	--	--	--	--	--	--		--
Director, Former Chief Financial Officer	2012	--	--	--	--	--	--	--		--

Sean Carrick(4)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Former Director	2012	--	--	--	--	--	--	--		--

Neil Kleinman(5)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Director	2012	--	--	--	--	--	--	--		--

Lowell Holden (7)	2014	--	--	--	--	--	--	30,000		30,000
Chief Financial	2013	--	--	--	--	--	--	--		--
Officer	2012	--	--	--	--	--	--	--		--

_________________

(1)(6)

Guy Martin was appointed as our chief financial officer and director on August 13, 2013. Mr. Martin was subsequently appointed as our chief executive officer on November 13, 2013. Mr. Martin resigned in February, 2014. Constitutes consulting fees paid to a corporation controlled by Mr. Martin for accounting services during the period prior to his appointment as an officer of the Company.

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
(7)

Lowell Holden became Chief Financial Officer and a Director on February 1, 2014. Mr. Holden accrued $ 30,000 consulting fees of which $11,500 was paid to his consulting Company Mayday Management, Inc. in October, 2014

Narrative Disclosure to Summary Compensation Table

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

Stock Options/SAR Grants

During our fiscal year ended September 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2014.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2014.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2014 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after October 31, 2013 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class
Lowell Holden 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	150,000	0.96%

Joseph Graham(4) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	150,000	1.16%

Jared Robinson(5)1489 West Warm Springs Road Suite 110 Henderson, NV 89014	250,000	1.93%

Petra Corporation 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	2,350,000	18.13%

Lilia Mishal 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	2,906,580	22.43%

Jaime Mayo 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	5,005,000	38.62%

Directors and Executive officers as a Group	650,000	4.05%

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

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

Director Independence

We currently act with three directors, consisting of Lowell Holden, Joseph Graham and Jared Robinson. We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firms De Leon & Company P.A. and MaloneBailey LLP:

De Leon & Company P.A.

	2014	2013
Audit fees	$7,500	15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

MaloneBailey LLP

	2014	2013
Audit fees	$--	--
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SECHEDULES.

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

SILVERSTAR MINING CORP.
(Registrant)

Dated: January 12, 2015	By:	/s/ Jared Robinson
Jared Robinson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 12, 2015	By:	/s/ Jared Robinson
Jared Robinson, Chief Executive Officer and Director

Dated: January 12, 2015	By:	/s/ Joseph Graham
Joseph Graham, Secretary and Director

Dated: January 12, 2015	By:	/s/ Lowell Holden
Lowell Holden, Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Silverstar Mining Corp.

 We have audited the accompanying consolidated balance sheet of Silverstar Mining Corp. and its subsidiary (collectively, the “Company”) as of September 30, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverstar Mining Corp. and its subsidiary as of September 30, 2014 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred cumulative losses since inception and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 22, 2014

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverstar Mining Corp. and it’s subsidiary as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from December 5, 2003 (inception) to September 30, 2013in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A.
Pembroke Pines
January 10, 2014

SILVERSTAR MINING, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$24	$5,869
Prepaid expense	--	249
Total current assets	24	6,118

Investment in mineral property	-	29,893
Total Assets	$24	$36,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$118,768	$42,866
Convertible debentures	104,666	201,807
Advances – related parties	130,508	6,655
Share issuance liability	--	88,125
Note payable	81,989	--
Total current liabilities	435,931	339,453

Total liabilities	435,931	339,453

Stockholders’ Equity(Deficit):
Common stock; $0.001 par value, 225,000,000 shares authorized, 12,959,200 and 298,929 shares issued and outstanding, respectively	12,959	299
Additional paid-in capital	1,784,791	1,615,425
Accumulated deficit	(2,233,657)	(1,919,166)
Total stockholders’ deficit	(435,907)	(303,422)
Total Liabilities and Stockholders’ Equity	$24	$36,011

The accompanying notes are an integral part of the consolidated financial statements.

SILVERSTAR MINING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended September 30,,
	2014	2013
Operating Expenses:
General and administrative	178,865	216,425
Mine expense	111,882	--
Loss from operations	(290,747)	(216,425)

Other Income (Expenses):
Interest expense	(23,611)	(12,848)
Cost of borrowing	--	(62,500)
Exchange gain	--	1,035
Loss on debt forgiveness	(133)	--
Total other income (expenses)	(23,744)	(74,313)

Net loss	$(314,491)	$(290,738)

Net (loss) per common share attributable to common stockholders (basic and diluted)	$(0.03)	$(1.36)

Weighted average common shares outstanding (basic and diluted):	9,987,535	213,628

The accompanying notes are an integral part of the consolidated financial statements.

SILVERSTAR MINING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Retained	Equity
	Shares	Amount	Capital	Earnings	(Deficit)

Balance at September 30, 2012	169,179	169	1,462,180	(1,628,428)	(166,079)
Contribution to capital by related parties	--	--	18,000	--	18,000
Common shares issued for notes payable	24,750	25	61,850	--	61,875
Common stock issued for warrants exercised	105,000	105	73,395	--	73,500

Net loss	--	--	--	(290,738)	(290,738)

Balance at September, 2013	298.929	$299	$1,615,425	$(1,919,166)	$(303,442)
Common stock issued for convertible debt	12,588,104	12,588	81,937	--	94,525
Common stock issued for share issuance liability	72,167	72	87,429	--	87,501

Net loss	--	--	--	(314,491)	(314,491)

Balance at September 30, 2014	12,959,200	12,959	1,784,791	(2,233,657)	(435,907)

The accompanying notes are an integral part of the consolidated financial statements

SILVERSTAR MINING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(314,491)	$(290,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contribution to capital by related parties	--	18,000
Write down of investment in mineral properties	29,893	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	52,598	23,078
Accrued interest	22,449	17,349
Prepaid expense	249	10,000
Shares to be issued	(88,125)	90,280
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(297,427)	(132,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral properties	--	(15,533)

NET CASH USED IN INVESTING ACTIVITIES	--	(15,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	--	135,375
Proceeds from convertible debt	--	144,183
Common stock issued for share issuance liability	87,501
Repayment of shareholder demand note	--	(111,683)
Repayment of demand loans	--	(15,000)
Proceeds from note payable	81,989	--
Proceeds from advances- related parties	123,853	--
Repayment of credit card – related party	(1,760)	--
NET CASH PROVIDED BY FINANCING ACTIVITIES	291,583	152,875

Net increase (decrease) in cash	(5,844)	5,311
Cash, beginning of period	5,869	558
Cash, end of period	$24	$5,869

SUPPLEMENTAL CASH FLOWS NFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

The accompanying notes are an integral part of the consolidated financial statements.

SILVERSTAR MINING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Presentation

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

The Company’s revenue is recognized pursuant to ASC 605 “Revenue Recognition.” The Company recognizes its revenue from services after the services have been performed. The Company sells software and support services to its clients. Revenue for the software sales are recognized when the product and product code is given to the client. Support services revenue is deferred until the service is provided or the period in which that portion of the supports service passes and is then recognized in that time period.

Mineral property costs

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

Mineral property exploration costs are expensed as incurred

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

Property and equipment

 Property and equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

Basic and diluted net income per share

Basic and diluted net income per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to net losses during both periods.

Income Taxes

 Income taxes are provided in accordance with Accounting Standards Codification (“ASC”), Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Silverstar Mining has an accumulated deficit of $2,233,657 as of September 30, 2014 and incurred a net loss of $314,491 for the year ended September 30, 2014. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Mining’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Mining is unable to continue as a going concern.

Silverstar Mining continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4– CONVERTIBLE DEBENTURES

On July 22, 2013 the Company entered into settlement agreements with all Demand Loan note holders converting the Demand Loans to unsecured Convertible Debentures with rights to convert any portion of the unpaid principle and/or accrued interest into restricted common shares of the Company at any time within forty-eight months from the settlement date with $31,016 convertible at $0.0025 and $3,507 convertible at $0.35 per share. The Company may repay principal amounts due at any time without premium or penalty.

On December 23, 2013 the Company converted $34,523 of convertible debt and interest into 12,416,670 shares of common stock.

On March 19, 2014 the Company converted $60,002 of convertible debt and interest into 171,434 shares of common stock.

As of September 30, 2014 the amount of convertible debt outstanding was $104,666 plus accrued interest of $22,330 for a total of $126,997.

NOTE 5 – RELATED PARTIES

On March 28, 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $49,000 in cash received and a subscriptions receivable of $7,000.

During the year ended September 30, 2013, an officer and director of the Company made contributions to capital for management fees in the amount of $13,500 and rent in the amount of $4,500 for a total of $18,000.

During the year ended September 30, 2014 an officer and director and a related party shareholder of the Company advanced $123,853 to the Company by paying certain Company expenses or to pay its expenses. As of September 30, 2014 the total amount advanced to the Company by the related parties was $130,508.

The advances are unsecured, do not have a term and carry no interest rate

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

On March 28, 2013 warrants to purchase 80,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received

On April 2, 2013 warrants to purchase 5,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On June 20, 2013 warrants to purchase 17,857 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On July 17 2013 the Company received $70,000 in a private transaction to purchase 46,667 shares of common stock of the Company. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On September 10, 2013 warrants to purchase 2,143 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On December 23, 2013 the Company issued 12,416,670 shares of common stock with a value of $34,523 for debt.

On March 19, 2014 the Company issued 171,434 shares of common stock with a value of $60,002 for debt.

On March 26, 2014 the Company issued 72,167 shares of common stock with a value of $87,501 which was offset against the liability “shares to be issued “of $88,125. The difference of $624 was offset against interest expense.

NOTE 7– INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2014. There are no current or deferred tax expenses for the period ended 30 September 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2014	2013
Deferred tax asset attributable to:
Current operations	106,927	98,851
Contributions to capital by related parties	--	(6,120)
Less: Change in valuation allowance	(106,927)	(92,731)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at September 30 are as follows:

	2014	2013
Income tax operating loss carry-forward	2,233,657	1,919,166

Statutory federal income tax rate	34%	34%
Contributed rent and services	0%	0%
Effective income tax rate	0%	0%

Deferred tax assets	759,443	652,516
Less: Valuation allowance	(759,443)	(652,516)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2014, the Company has an unused net operating loss carry-forward balance of approximately $2,233,657 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2033.

The issuance of 12,660,271 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 8- NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of September 30, 2014 the outstanding balance of principal $81,989 plus accrued interest of $2,734 totaled $84,723.

NOTE 9 – MINERAL PROPERTY INVESTMENT

The Company holds a mineral property license which it carried as an asset valued at $29,893 as of September 30, 2013. The value was the amount the Company paid to maintain the license on the property. The Company determined that the amounts paid to hold the license should be treated as expense and thus expensed the $29,893 during the year ended September 30, 2014.

NOTE 10 - ADVANCES

During the year ended September 30, 2013 a related party shareholder of the Company advanced the Company through the payment of Company expenses $6,655.

During the year ended September 30, 2014 an officer and director and a related party shareholder of the Company advanced $123,853 to the Company by paying certain Company expenses or to the Company to pay its expenses. As of September 30, 2014 the total amount advanced to the Company by the related parties was $130,508.

The advances are unsecured, do not have a term and carry no interest rate.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On January 9, 2014 the Company entered into a release and compensation agreement with a former director and officer of the Company. Under the terms of the agreement the Company was to pay by March 31, 2014 $18,050 of account payable due to the former officer and director plus issue 5,000 shares of common stock to the individual. In return the former officer and director was to complete the filing of the Company 10-K for year-end September 30, 2014, resign at that time as an officer and director, assist in the filing of the December 31, 2014 10-Q and return to the Company all the books and records in his possession.

Subsequent to his resignation the former officer and director did not return any of the Company’s property as agreed plus the December 31, 2013 10-Q required refiling due to misstatement of information. The Company’s position is that the former officer and director is in breach of contract. Because the contract was breached, the Company’s board of directors did not authorize the issuance of the shares and the Company has withheld paying the former officer and director the accounts payable due

NOTE 12 – SUBSEQUENT EVENT

On November 18, 2014 the Company issued 15,000 shares of common stock for accounts payable with a value of $12,165

