Form 10-Q
period 2014-12-31
Silverstar Resources, Inc.
filed 2015-02-11
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________to _______________

Commission File Number 333-140299

SILVERSTAR RESOURCES, INC. (Formally Silverstar Mining Corp)
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1489 West Warm Springs Road, Ste. 110, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

(612) 961-5656
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of February 11, 2015 there were 3,436,840 shares of Common Stock of the issuer outstanding.

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

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR RESOURCES, INC

(Formally Silverstar Mining Corp)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$130	$24
Total current assets	130

Total Assets	130	24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$111,065	$118,768
Convertible debentures	104,666	104,666
Advances – related parties	152,458	130,508
Note payable	82,489	81,989
Total current liabilities	450,678	435,931

Total liabilities

Stockholders’ Equity (Deficit):
Common stock; $0.001 par value, 225,000,000 shares authorized, 2,594,840 and 2,591,840 shares issued and outstanding, respectively	2,595	2,592
Additional paid-in capital	1,798,305	1,795,158
Accumulated deficit	(2,251,448)	(2,233,657)
Total stockholders’ deficit	(450,548)	(435,907)
Total Liabilities and Stockholders’ Equity	$130	$24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

(Formally Silverstar Mining Corp)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Operating Expenses:
General and administrative	$20,815	$111,687
Loss from operations	(20,815)	(111,687)

Other Income (Expenses):
Gain on debt forgiveness	9,015	--
Interest expense	(5,992)	(7,198)
Total other income (expenses)	3,023	(7,198)

Net loss	$(17,792)	$(118,885)

Net income (loss) per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(2.05)

Weighted average common shares outstanding (basic and diluted):	2,593,225	57,986

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR RESOURCES, INC

(Formally Silverstar Mining Corp).

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,792)	$(118,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on debt forgiveness	(9,015)	--
Changes in operating assets and liabilities:
Accounts payable and accrued expense	4,463	73,693
Accrued interest	--	6,701
Prepaid	--	249
Shares to be issued	--	87,855
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(22,344)	49,613

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances- related parity	22,450	-
Payments on convertible debentures	--	(55,359)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,450	(55,359)

Net increase (decrease) in cash	106	(5,746)
Cash, beginning of period	24	5,869
Cash, end of period	$130	$123

SUPPLEMENTAL CASH FLOWS NFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$3,150	$--

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR RESOURCES, INC

(Formally Silverstar Mining Corp).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Silverstar Resources, Inc (formally Silverstar Mining Corp) (the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2003. On March 4, 2008, the Company completed a merger with its wholly-owned subsidiary, Silverstar Resources Corp., which was incorporated by the Company solely to effect the name change of the Company to Silverstar Resources Corp. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. On January 23, 2015 The Company changed its name to Silverstar Resources, Inc and affected a reverse split of its shares of one share for every five shares held.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2014 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end September 30, as reported on Form 10-K, have been omitted.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Silverstar Resources has an accumulated deficit of $2,251,448 as of December 31, 2014 and incurred a net loss of $26,807 for the three months period ended December 31, 2014. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Resources is unable to continue as a going concern.

Silverstar Resources continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 - RELATED PARTIES

During the month period ended December 31, 2013, an officer and director and a shareholder advanced the Company $22,450.The advances do not have any repayment terms and are not interest bearing.

As of December 31, 2014 the total advance due the officer and shareholder was $152,458.

NOTE 5 - EQUITY

On November 18, 2014 the Company issued 3,000 shares with a value of $12,166 to one individual for accounts payable .The Company computed the fair value of the stock issued for the debt and recorded a gain on debt forgiveness of $9,015.

NOTE 6 - SUBSEQUENT EVENTS

On January 15, 2015 the Company issued 40,000 shares of common stock to an officer with a value of $70,000 for service.

On January 15, 2015 the Company issued 2,000 shares to an individual with a value of $3,500 for service.

On January 15, 2015 the Company issued 800,000 shares of common stock to two entities for the conversion of convertible debt with a value of $10,000.

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition the amendment set the authorized shares of common stock at 220,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three month period ending December 31, 2014 and 2013 the Company did not have any revenue.

General and administrative expense was $20,815 for the three months ended December 31, 2014 compared to $111,687 for the three months ended December 31, 2013. The decrease in expenses for the three months period in 2014 over 2013 was due primarily to lower consulting and legal expenses in 2013 verses 2014.

The operating loss for the three month period ending December 31, 2014 consisted of an operating loss of $26,807 compared to operating loss of $118,885 in the same period in 2013. The larger loss in 2013 was due to larger legal and consulting fees in the three month period incurred in 2013 compared to the same periods in 2014.

Other expenses net for the three month period ending December 31, 2014 consisted of interest expense of $5,992 compared to interest expenses of $7,198 for the same period in 2013. Interest expense decreased in 2014 from 2013 due to the conversion convertible debt in the last year.

Net loss of $26,807 was recorded for the three month period ending December 31, 2014 compared to net loss of $118,885 for the same periods in 2013. The 2013 net loss amount for the three period included higher, legal, and consulting fees over 2014 for the same period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, Silverstar Resources had current assets of $130 and current liabilities of $450,678 resulting in negative working capital of $450,538. Stockholders' deficit as of December 31, 2014 was $450,548.

Net cash used in operations for the three months ending December 31, 2014 was $22,344 compared to net cash provided by operations of $49,613 for the same period in 2013. The negative change of $71,957 was primarily attributable increased accounts payable and accrued expenses along with shares that were to be issued.

Net cash provided by financing activities during the three month ended December 31, 2014 was $22,450 compared to net cash used of $55,359 in 2013, a negative change of $32,909. The change was due to advances of $22,450 in 2014 compared to repayments of convertible debt of $55,359 in 2013.

Our existing capital may not be sufficient to meet Silverstar Resources’ cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. This condition raises substantial doubt as to Silverstar Resources’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Silverstar Resources is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to Silverstar Resources’ risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2014.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 18, 2014 the Company issued 15,000 shares with a value of $12,166 to one individual for accounts payable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

Not Applicable

ITEM 5: OTHER INFORMATION.

On December 22, 2014 the Company issued a letter of intent to acquire the working interest of an oil producing property in Alberta Canada. The Company is completing its due diligence prior to closing on the property.

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition the amendment set the authorized shares of common stock at 220,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

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

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR RESOURCES CORP.

Date: February 11, 2015	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 11, 2015	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

13