Form 10-Q
period 2015-03-31
Silverstar Resources, Inc.
filed 2015-05-20
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to________

Commission File Number 333-140299

SILVERSTAR RESOURCES, INC.
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

As of May 15, 2015 there were 3,436,840 shares of Common Stock of the issuer outstanding.

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

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR RESOURCES, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$219	$24
Total current assets	219

Total Assets	219	24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$146,314	$118,768
Convertible debentures - net of discount	94,666	104,666
Advances – related parties	152,958	130,508
Derivative liability	109,348	--
Note payable	81,989	81,989
Total current liabilities	585,275	435,931

Total liabilities

Stockholders’ Equity (Deficit):
Preferred stock: $0.001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.001 par value, 220,000,000 shares authorized, 3,394,861 and 2,591,840 shares issued and outstanding, respectively	3,395	2,592
Additional paid-in capital	1,910,847	1,795,158
Accumulated deficit	(2,499,298)	(2,233,657
Total stockholders’ deficit	(585,056)	(435,907)
Total Liabilities and Stockholders’ Equity	$219	$24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Operating Expenses:
General and administrative	$102,876	$33,582	$123,691	$145,272
Loss from operations	(102,876)	(33,582)	(123,691)	(145,272)

Other Income (Expenses):
Gain on debt forgiveness	--	--	9,015	--
Change on fair value of derivative liability	(109,348)	--	(109,348)	--
Interest expense	(35,626)	(5,394)	(41,617)	(12,588)
Total other income (expenses)	(144,974)	(5,394)	(141,950)	(12,588)

Net loss	$(247,850)	$(38,976)	(265,641)	$(157,860)

Net income(loss) per common share attributable to common stockholders (basic and diluted)	$(0.08)	$(0.02)	$(0.09)	$(0.11)

Weighted average common shares outstanding (basic and diluted):	3,256,070	2,549,063	2,903,657	1,399,908

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended March 31,
	2015		2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$	(265,641)	$(157,860)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation		73,500	--
Loss in fair value of derivative liability		109,348	-
(Gain) loss on debt forgiveness		(9,015)	--
Amortization of beneficial conversion feature		29,841
Changes in operating assets and liabilities:
Accounts payable and accrued expense		27,935	49,177
Accrued interest		11,777	11,431
Prepaid		--	(8,751)
Shares to be issued		--	(88,125)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		(22,255)	(194,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances- related party		22,450	11,344
Proceeds from advances		--	89,496
NET CASH PROVIDED BY FINANCING ACTIVITIES		22,450	188,341

Net increase (decrease) in cash		195	(5,787)
Cash, beginning of period		24	5,869
Cash, end of period		$219	$81

SUPPLEMENTAL CASH FLOWS NFORMATION
Interest paid		$--	$--
Income taxes paid		$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable		$12,166	$--
Common stock issued for debt		$10,000	$94,525

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

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties.

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

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Silverstar Resources has an accumulated deficit of $2,499,298 as of March 31, 2015 and incurred a net loss of $265,641 for the six months period ended March 31, 2015. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Resources is unable to continue as a going concern.

Silverstar Resources continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 – DERIVATIVE INSTRUMENTS

During the three month period ended March 31, 2015 the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period. (See Note 5)

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -

Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2014 and March 31, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2014	--	--	$--	$--
Derivative liabilities as of March 31, 2015	--	--	$109,348	$109,348

The below table represents the change in the fair value of the derivative liabilities during the six months ended March 31, 2015:

Fair value of derivatives, September 30, 2014	$--
Derivative at time of initial measurement	40,223
Change in fair value of derivative liability	69,125
Fair value of derivatives, March 31, 2015	$109,348

NOTE 5 – RELATED PARTIES

During the six months period ended March 31, 2015, a shareholder advanced the Company $22,450. The advances do not have any repayment terms and are not interest bearing.

On January 15, 2015 the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company’s common stock.

On February 23, 2015 a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,212 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his advances of $149,212 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company.

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281.67%, (3) weighted average risk-free interest rate of 0.025%, (4) expected life of 1.26 year, and (5) estimated fair value of the Company’s common stock from $0.177 per share. The initial fair value of the embedded debt derivative was $40,223 with the fair value calculated as of March 31, 2015 was $109,348. As of March 31, 2015 the change in fair value was measured with derivative liability of $109,348.

The addition of a conversion feature for the advances of $149,212 created a beneficial conversion feature which was calculated as of March 31, 2015 to be $29,841. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense.

As of March 31, 2015 the total advances due to related parties was $152,958.

NOTE 6 – EQUITY

On November 18, 2014 the Company issued 3,000 shares with a value of $12,166 to one individual for accounts payable. The Company computed the fair value of the stock issued for the debt and recorded a gain on debt forgiveness of $9,015

On January 15, 2015 the Company issued 40,000 shares of common stock to an officer with a value of $70,000 for service

On January 15, 2015 the Company issued 2,000 shares to an individual with a value of $3,500 for service.

On January 15, 2015 the Company issued 800,000 shares of common stock to two entities for the conversion of convertible debt with a value of $10,000.

NOTE 7 – SUBSEQUENT EVENTS

On April 14, 2015 the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000.

On April 14, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property.

On April 14, 2015 a related party advanced the Company $20,000 for the acquisition of the working interest of the Alberta oil and gas property.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three month period ending March 31, 2015 and 2014 the Company did not have any revenue.

General and administrative expense was $102,876 and $123,691 for the three and six months ended March 31, 2015 compared to $33,582 and $145,272 for the same periods ended March 31, 2014. The change in expenses for the three and six months period in 2015 over 2013 was due primarily to varying consulting and legal expenses in 2014 verses 2015.

The operating loss for the three and six month period ending March 31, 2015 consisted of an operating loss of $102,876 and $123,691 compared to operating loss of $33,582 and $145,272 in the respective period in 2014. The larger loss in 2014 was due to larger legal and consulting fees in the six month period incurred in 2014 compared to the same periods in 2015.

Other expenses net for the three and six month period ending March 31, 2015 consisted of $144,974 and $141,950 compared to $5,394 and $12,588 for the same periods in 2014. The change in fair value of a derivative instrument $109,348 and increased interest expense due to a beneficial conversion feature was incurred in 2015 but not in 2014.

Net loss of $247,850 and $ 265,641 was recorded for the three and six month period ending March 31, 2015 compared to net loss of $38,976 and $157,860 for the same periods in 2014. The 2015 net loss amount for the six periods included the change in fair value calculation of $109,348 that was not incurred in 2014.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, Silverstar Resources had current assets of $219 and current liabilities of $585,275 resulting in negative working capital of $585,056. Stockholders' deficit as of March 31, 2015 was $585,056.

Net cash used in operations for the six months ending March 31, 2015 was $22,255 compared to net cash used in operations of $194,128 for the same period in 2014. The change of $171,873 was primarily attributable a larger net loss, decreased accounts payable and accrued expenses along with shares that were to be issued being offset by stock based compensation and the change in fair value of the derivative liability.

Net cash provided by financing activities during the six month ended March 31, 2015 was $22,450 compared to net cash provided of $188,341 in 2014, a decrease of $171,873. The change was due to advances of $22,450 in 2015 compared to advances totaling $188,341 in 2014.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

On January 15, 2015 the Company issued 40,000 shares of common stock to an officer with a value of $70,000 for service

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

On April 24, 2015 the Company signed 2 additional letters of intent to acquire an additional producing oil and gas properties in Alberta Canada.

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

SILVERSTAR RESOURCES CORP.

Date: May 20, 2015	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

