Form 10-Q
period 2015-06-30
Silverstar Resources, Inc.
filed 2015-08-19
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of August 19, 2015 there were 3,436,840 shares of Common Stock of the issuer outstanding.

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

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR RESOURCES, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$63	$24
Total current assets	63	24

Asset held for sale	80,000	--

Total Assets	80,063	24

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$172,106	$118,768
Convertible debentures - net of discount	94,666	104,666
Advances – related parties	177,458	130,508
Derivative liability	106,105	--
Note payable	142,489	81,989
Total current liabilities	692,824	435,931

Total liabilities	692,824	435,931

Stockholders’ Equity(Deficit):
Preferred stock: $0.001 par value 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock; $0.001 par value, 220,000,000 shares authorized, 3,436,840 and 2,591,840 shares issued and outstanding, respectively	3,437	2,592
Additional paid-in capital	1,910,805	1,795,158
Accumulated deficit	(2,527,003)	(2,233,657
Total stockholders’ deficit	(612,761)	(435,907)
Total Liabilities and Stockholders’ Equity	$80,063	$24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Operating Expenses:
General and administrative	$21,220	$97,920	$144,911	$243,482
Loss from operations	(21,220)	(97,920)	(144,911)	(243,482)

Other Income (Expenses):
Gain on debt forgiveness	--	8,867	9,015	8,867
Gain(loss) on derivative liability	3,243	--	(106,105)	--
Loss on prepaid expense	--	(9,000)	--	(9,000)
Interest expense	(5,785)	(4,997)	(47,403)	(17,590)
Total other income (expenses)	(2,542)	(5,130)	(144,493)	(17,723)

Net loss from continued operations	(23,762)	(103,050)	(289,404)	(261,205)

Net loss from discontinued operations	(3,942)	--	(3,942)	--

Net loss	$(27,704)	$(103,050)	$(293,346)	$(261,205)

Net loss from continued operations per common share attributable to common stockholders (basic and diluted)	$(0.01)	-	$(0.09)	-

Net loss from discontinued operations per common share attributable to common stockholders (basic and diluted)	$(0.00)	-	$(0.00)	-

Net income (loss) per common share attributable to common stockholders (basic and diluted)	$(0.01)	$(0.04)	$(0.09)	$(0.14)

Weighted average common shares outstanding (basic and diluted):	3,436,840	2,608,473	3,092,170	1,794,298

The accompanying notes are an integral part of the unaudited financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operations	$(289,404)	$(261,205)
Net loss from discontinued operations	(3,942)	--
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	73,500	--
Write down of mining costs	--	81,989
Loss in fair value of derivative liability	106,105	-
(Gain) loss on debt forgiveness	(9,015)	--
Amortization of beneficial conversion feature	29,841
Changes in operating assets and liabilities:
Accounts payable and accrued expense	22,922	42,961
Accrued interest	42,582	16,428
Prepaid	--	249
Shares to be issued	--	(88,125)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(27,411)	(207,703)

NET CASH FROM INVESTING ACTIVITIES
Investment in assets held for sale	(80,000)	--
NET CASH USED IN INVESTING ACTIVITIES	(80,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances- related party	46,950	5,696
Proceeds on credit card	--	(1,760)
Proceeds from short term notes	60,500	--
Proceeds from conversion of warrants to stock	--	87,501
Proceeds from advances	--	110,468
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,450	201,905

Net increase (decrease) in cash	39	(5,798)
Cash, beginning of period	24	5,869
Cash, end of period	$63	$70

SUPPLEMENTAL CASH FLOWS NFORMATION
Interest paid	$--	$--
Income taxes paid	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$3,150	$--
Notes payable issued for mining costs	$--	$81,989
Common stock issued for debt	$22,166	$94,525
Discount for beneficial conversation feature	$29,841	$--

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

NOTE 2 – BASIS OF PRESENTATION

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Silverstar Resources has an accumulated deficit of $2,527,003 as of June 30, 2015 and incurred a net loss of $293,346 for the nine months period ended June 30, 2015. Unless the Company is able to attain profitability and increases in stockholders’ equity continue, these conditions raise substantial doubt as to Silverstar Resources’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if Silverstar Resources is unable to continue as a going concern.

Silverstar Resources continues to review its expense structure reviewing costs and their reduction to move towards profitability. The Company’s expenses are planned to decrease as a percent of revenue resulting in profitability and increased shareholders’ equity.

NOTE 4 – DERIVATIVE INSTRUMENTS

During the nine month period ended June 30, 2015 the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period. (See Note 5)

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Level 2 –

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2014 and June 30, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liabilities as of September 30, 2014	--	--	$--	$--
Derivative liabilities as of June 30, 2015	--	--	$106,105	$106,105

The below table represents the change in the fair value of the derivative liabilities during the nine months ended June 30, 2015:

Fair value of derivatives, September 30, 2014	$--
Derivative at time of initial measurement	40,223
Change in fair value of derivative liability	65,882
Fair value of derivatives, June 30, 2015	$106,105

NOTE 5 – RELATED PARTIES

During the nine months period ended June 30, 2015, a shareholder advanced the Company $46,950.The advances do not have any repayment terms and are not interest bearing.

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

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281.67%, (3) weighted average risk-free interest rate of 0.025%, (4) expected life of 1.26 year, and (5) estimated fair value of the Company’s common stock from $0.177 per share. The initial fair value of the embedded debt derivative was $40,223 with the fair value calculated as of June 30, 2015 was $106,105. As of June 30, 2015 the change in fair value was measured with derivative liability of $106,105.

The addition of a conversion feature for the advances of $149,212 created a beneficial conversion feature which was calculated as of June 30, 2015 to be $29,841. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense.

As of June 30, 2015 the total advances due to related parties was $177,458.

NOTE 6 - EQUITY

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

NOTE 7 – NOTES PAYABLE

On April 14, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property.

On December 2, 2014 the Company issued a note for $500. The note is on demand and bears no interest.

NOTE 8 - ASSET HELD FOR SALE

On April 14, 2015 the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 (Newly Acquired Asset Classified as Held for Sale), the Company is actively seeking to dispose of the asset through a sale and plans to complete such a sale prior to September 30, 2015. As part of the treatment of the asset for sale the Company under ASC 205 (Discontinued Operations) has treated the expenses related with its acquisition of $3,942 as discontinued operations expense.

NOTE 9 – SUBSEQUENT EVENT

On August 13, 2015 the Company paid the note for $500.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three month period ending June 30, 2015 and 2014 the Company did not have any revenue.

General and administrative expense was $25,162 and $148,853 for the three and nine months ended June 30, 2015 compared to $97,920 and $243,482 for the same periods ended June 30, 2014. The change in expenses for the three and nine months period in 2015 over 2014 was due primarily to varying consulting and legal expenses in 2014 verses 2015.

The operating loss for the three and nine month period ending June 30, 2015 consisted of an operating loss of $25,162 and $148,853 compared to operating loss of $97,920 and $243,853 in the respective period in 2014. The larger loss in 2014 was due to larger legal and consulting fees in the nine month period incurred in 2014 compared to the same periods in 2015.

Other expenses net for the three and nine month period ending June 30, 2015 consisted of $2,542 and $144,493 compared to $5,130 and $17,723 for the same periods in 2014. The change in fair value of a derivative instrument $106,105 and increased interest expense due to a beneficial conversion feature was incurred in 2015 but not in 2014.

Net loss of $27,704 and $ 293,346 was recorded for the three and nine month period ending June 30, 2015 compared to net loss of $103,050 and $261,205 for the same periods in 2014. The 2015 net loss amount for the nine periods included the change in fair value calculation of $106,105 that was not incurred in 2014.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, Silverstar Resources had current assets of $63 and current liabilities of $692,824 resulting in negative working capital of $692,761. Stockholders' deficit as of June 30, 2015 was $692,761.

Net cash used in operations for the nine months ending June 30, 2015 was $27,411 compared to net cash used in operations of $207,703 for the same period in 2014. The change of $180,292 was primarily attributable to increased accounts payable and accrued expenses along with shares that were to be issued being offset by stock based compensation and the change in fair value of the derivative liability.

Net cash used in investing activities for the nine months ending June 30, 2015 was $80,000 compared to zero in the same period in 2014. The variance was due to the investment in two producing oil properties in 2015.

Net cash provided by financing activities during the nine month ended June 30, 2015 was $107,450 compared to net cash provided of $201,905 in 2014, a decrease of $94,455. The change was due to advances of $46,950 and short term notes of $60,500 in 2015 compared to advances of $116,164 and warrant conversion of $87,501 in 2014.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR RESOURCES, INC.

Date: August 19, 2015	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2015	/s/ Lowell Holden
Lowell Holden
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

