Form 10-K
period 2015-09-30
Silverstar Resources, Inc.
filed 2016-02-19
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-140299

SILVERSTAR RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS I.D.)

1440 NW 1st Court, Boca Raton FL.	33432
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 939-2493.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

The number of shares outstanding of the Company's $.001 Par Value Common Stock as of February 19, 2016 was 3,436,840. The aggregate number of shares of the voting stock held by non-affiliates on February 19, 2016 was 984,524 with a market value of $226,441. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

We have 3,436,840 shares of common stock outstanding as of February 19, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Silverstar Resources, Inc. (hereinafter referred to as "we," "us," "our," "our Company" or "SR") expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management's own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton, FL 33432. Our telephone number is (561) 939-2493. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, SilverStar Resources, Inc., which was incorporated solely to effect the name change of our company to SilverStar Resources, Inc.

On March 4, 2008, we affected a 3 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

On April 13, 2011, we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the federal laws of Canada. The subsidiary's main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

Effective September 26, 2011, we affected a reverse split our common stock on a 1,000 for 1 basis. As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000.

On February 29, 2012, we filed a Certificate of Amendment to our company's Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares from 225,000 to 225,000,000 shares of common stock $0.001 par value.

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

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc. and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition, the amendment set the authorized shares of common stock at 225,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

Current Operational Activities

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

On February 7, 2012 we paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of SilverStar Resources, Inc.

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

The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. As part of the treatment of the asset for sale the Company under ASC 205 Discontinued Operations has treated the expenses related with its acquisition of $3,942 as discontinued operations expense.  During the year ended September 30, 2015, the Company determined that this asset had become impaired and took a charge to earnings of $80,000 which is also reflected in discontinued operations.

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

Research and Development Expenditures

We incurred $0 and $29,893 in mineral property and exploration expenditures during the fiscal years ended September 30, 2015 and 2014, respectively.

Employees

As of September 30, 2015, we had no employees. Our directors and officers provided their services to our company on a consulting basis and without formal employment agreements.

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

The oil and gas industry is highly competitive and the success and future growth of our business depend upon our ability to remain competitive in identifying and developing properties with sufficient reserves for economic exploitation.

The oil and gas industry is highly competitive and fragmented with limited barriers to entry, especially at the exploratory stages. We compete in national, regional and local markets with large multi-national corporations and against start-up operators hoping to identify an oil or gas property. Some of our competitors have significantly greater financial resources than we do. This puts us at a competitive disadvantage if we choose to further exploit drilling opportunities.

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

There is no certainty that any expenditures made in our exploration program will result in discoveries of commercially recoverable quantities of gold, silver, oil or natural gas. Most exploration projects do not result in the discovery of commercially extractable deposits of gold, silver, oil and gas and no assurance can be given that any particular level of recovery will in fact be realized or that any identified leasehold interest will ever qualify as a commercially developed. Estimates of reserves, deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, unexpected or unknown results when we re-enter a well, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. Material changes in estimated reserves, exploration and mining costs may affect the economic viability of any project.

We have no proven reserves.

Our leasehold interests are without known bodies (reserves) of commercial gold or silver gas and oil. Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of our company's operations will be in part directly related to the cost and success of its exploration and mining programs. Mining for gold and silver and other base metals as well as oil and gas is a highly speculative business involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines and or wells. There is no assurance that our exploration program will result in any discoveries of commercial quantities of gold or silver, oil and gas. There is also no assurance that, even if commercial quantities of gold or silver are discovered, a mine can be brought into commercial production. Production/discovery of gold and silver, oil and gas is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mine is also dependent upon a number of factors, many of which are beyond our company's control, such as worldwide economy, the price of gold and silver, the price of oil and gas, government regulations, including regulations relating to royalties, allowable production and environmental protection.

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

We do not maintain liability insurance.

We do not maintain liability insurance. As such, if we are found liable for any action, whether intentional or unintentional, we will be required to satisfy the liability with our own funds. Currently we have nominal assets and any monetary award would likely result in the close of our operations. Even assuming a significant increase in our assets and we secure liability insurance, the amount of the coverage may be insufficient to cover to insure against any award. Since our company may not be able, or may elect not to insure, this may result in a material adverse change in our company's financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event our company would incur substantial uninsured losses.

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

Government approvals and permits are required to be maintained in connection with our drilling and exploration activities. We will require permits for our operations and there is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to our company's operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in drilling operations may be required to compensate those suffering loss or damage by reason of our activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on our company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

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

The market for gold and silver is volatile. This will have a direct impact on our company's revenues (if any) and profits (if any) and will probably have an adverse effect on our ongoing operations.

The price of both gold and silver has fluctuated significantly over the past few years. This has contributed to the renewed interest in gold and silver exploration. However, in the event that the price of either gold or silver falls, the interest in exploratory ventures may decline and the value of our company's business could be adversely affected.

Because of the speculative nature of exploring and/or mining for oil and gas, there is significant risk that our business will fail.

Oil and Gas exploration is extremely risky. We cannot provide any assurances that our activities will result in commercially exploitable reserves of gold and silver. Exploration for oil and gas is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves.

The market for oil and gas is volatile. This will have a direct impact on our company's revenues (if any) and profits (if any) and will probably have an adverse effect on our ongoing operations.

The price of both oil and gas has fluctuated significantly over the past few years. This has contributed to the renewed interest in oil and gas exploration. However, in the event that the price of either gold or silver falls, the interest in exploratory ventures may decline and the value of our company's business could be adversely affected.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have:

•	greater financial and technical resources;

•	longer operating histories and greater experience.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls remediated timely.

Pursuant to rules of the SEC implemented pursuant to Section 404 of the Sarbanes-Oxley Act, the independent registered public accounting firm auditing a public company's financial statements must attest to and report on the operating effectiveness of that public company's internal control over financial reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release 33-8934 on June 26, 2008, we are required to include in our annual reports our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal years. Furthermore, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed any assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of our management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with our management certification and auditor attestation requirements.

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

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for shares of our common stock.

ITEM 1B: UNSOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our executive offices are located at 1440 NW 1st Court, Boca Raton FL 33432. These are virtual offices rented for $115 per month on a month to month basis.

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

Ahbau Lake Property, Caribou Mining District, British Columbia

On May 16, 2011, our wholly owned subsidiary, Silverstar Mining Canada, Inc., entered into an agreement of purchase and sale with Jaime Mayo to acquire 100% of the Ahbau Lake Property, Caribou Mining Division, Quesnel District, British Columbia ("AHB Claims") located in British Columbia, Canada. The AHB Claims consist of 3 claims (approximately 1,006 ha).

Our company paid $10,000 cash as a deposit and issued 2,000,000 common shares upon closing and is subject to a 2% net smelter royalty. Our company has an option to purchase 1% of the net smelter royalty for $1 million and an additional 0.5% of the NSR $500,000.

On February 7, 2012, our company paid Terracad Geoscience Services $4,040 to re-stake the claims, which had expired, in the name of SilverStar Resources, Inc.

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

Geology and Mineralization

Soils present on the SMCI property are mostly residual soils developed over clay-rich glacial-fluvial deposits that were deposited in the waning stages of Quaternary glaciations. Such deposits are inherently inhomogeneous and include materials that have been transporteden masseby glacier and stream movement, with periodic episodes of ice ponding during which fine rock flour and silt particles accumulated in quiescent lakes and ponds. During and following de-glaciation, large water flows coupled with post-glacial elastic crustal rebounding modified the landscape to create terrain that approximates that of today. Despite research and various terrain studies, traditional geochemical survey methods have been mostly unsuccessful in relating geochemical analyses to mineral deposits. Multimode interference ("MMI") techniques, initially developed to help explore in areas of deep chemical weathering, were modified to be applicable to many different soil types and have proven successful in recognizing metallic mineralization beneath glacial gravels, sands, and lake clays, as well as wet and sandy organic rich soils. There are many fully licensed laboratories that offer MMI analytical methods, including proprietary extractants specifically designed to treat a variety of multi-element packages. The MMI extractant has the broadest application and is well suited to reconnaissance and early-stage sampling that can be conducted on the SMCI property.

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

The AHB Claims are prospective for deposits of both bedrock and placer gold that may be similar to those that comprise the Barkerville "Caribou" gold district. The geologic model includes quartz veins and quartz vein stockworks in deformed sedimentary formations that have been subjected to lower greenschist facies metamorphism. The initial source of gold may have been as disseminations in the host rocks with subsequent mobilization by tectonic events into quartz veins.

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

There is no history of drilling on the land that we have identified. An immediate neighbor, Touchdown Resources, has recently finished a sampling program on their property contiguous to our company's property.

Climate

The general Quesnel area of central British Columbia experiences warm summers with occasional thunderstorms and moderately cold winters. Snow accumulations seldom exceed one metre at lower elevations and two metres at higher levels. Mineral exploration field work can be conducted from May through October; drilling operations can be conducted year-round.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol "SLVM". Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on October 18, 2007 under the name "Rose Explorations Inc." under the symbol, "ROEX". On March 4, 2008, we changed our name to "SilverStar Resources, Inc." upon completion of our merger with our wholly owned subsidiary, "SilverStar Resources, Inc.". On January 23, 2015, we changed our name to Silverstar Resources, Inc.

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol "SLVM"

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
September 30, 2015	$6.00	2.25
June 30, 2015	$6.00	2.25
March 31, 2015	$1.50	.25
December 31, 2014	$2.40	1.75
September 30, 2014	$3.95	$1.75
June 30, 2014	$3.00	$1.75
March 31, 2014	$4.00	$2.50
December 31, 2013	$2.55	$2.10

________________

*	The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of February 17, 2016, there were approximately 98 holders of record of our common stock. As of such date, 3,436,840 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2015.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 9, 2013 the Company issued 4,950 common shares to a note holder that was entitled to this amount of shares based on the terms pursuant to a note payable of $30,000. The Company was obligated to issue an additional 250 common shares to satisfy the terms of the note.

On March 28, 2013 warrants to purchase 16,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received

On April 2, 2013 warrants to purchase 1,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as "shares to be issued" in 2013 and issued on March 26, 2014

On June 20, 2013 warrants to purchase 3,571 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as "shares to be issued" in 2013 and issued on March 26, 2014

On July 17 2013 the Company received $70,000 in a private transaction to purchase 9,333 shares of common stock of the Company. The shares were classified as "shares to be issued" in 2013 and issued on March 26, 2014

On September 10, 2013 warrants to purchase 429 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as '"shares to be issued" in 2013 and issued on March 26, 2014

On December 23, 2013 the Company issued 2,483,334 shares of common stock with a value of $34,523 for debt.

On March 19, 2014 the Company issued 34,287 shares of common stock with a value of $60,002 for debt.

On March 26, 2014 the Company issued 14,333 shares of common stock with a value of $87,501 which was offset against the liability "shares to be issued "of $88,125. The difference of $624 was offset against interest expense.

On November 18, 2014 the Company issued 3,000 shares with a value of $12,165 to one individual for accounts payable.

On January 15, 2015 the Company issued 40,000 shares of common stock to an officer with a value of $240,000 for services.

On January 15, 2015 the Company issued 2,000 shares to an individual with a value of $12,000 for services.

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

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance under Equity Compensation Plans

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton FL 33432. Our telephone number is (561) 939-2493. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, SilverStar Resources, Inc., which was incorporated solely to effect the name change of our company to SilverStar Resources, Inc.

On March 4, 2008, we affected a 3 for 1 forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 225,000,000 shares of common stock with a par value of $0.001.

On April 13, 2011, we incorporated a wholly owned subsidiary, Silverstar Mining (Canada) Inc., under the federal laws of Canada. The subsidiary's main purpose is to hold title to mineral property rights situated in Canada as the laws of that country require that only local entities can hold title to mineral property rights situated within its borders.

Effective September 26, 2011, we affected a reverse split our common stock on a 1,000 for 1 basis. As a result of the foregoing, we reduced the number of authorized shares of our common stock from 225,000,000 to 225,000.

On February 29, 2012, we filed a Certificate of Amendment to our company's Articles of Incorporation with the Nevada Secretary of State increasing the number of authorized shares from 225,000 to 225,000,000 shares of common stock $0.001 par value.

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

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc. and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition, the amendment set the authorized shares of common stock at 225,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

Results of Operations

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2015 and September 30, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2015, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2015 were $344,232, representing an increase of $53,485 from the $290,747 in expenses incurred during fiscal 2014. The increase was primarily a result of an overall increase in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Income and Loss

We have had no revenues for the years ended September 30, 2015 and September 30, 2014.

Our net loss for the year ended September 30, 2015 was $4,759,074 compared to a net loss of $314,491 during the year ended September 30, 2014. The increase in the net loss was primarily due to an increase in the derivative liability an increase in the interest expense and an increase in the loss on settlement of accounts payable.

Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been legal and accounting fees of $85,947 and mine expense of $111,882. Most of our legal and accounting expenses have been incurred in connection with our regulatory filings with the SEC and in connection with ongoing corporate activities.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2015 we had cash of $209 as compared to $24 in cash at September 30, 2014. Our accounts payable and accrued expenses at September 30, 2015 were $114,521 and $118,768 as of September 30, 2014. On September 30, 2015 we had convertible debentures of $18,912 outstanding, convertible debentures outstanding due to related parties of $224,896 outstanding, note payables of $141,989, advances to related parties of $55,746 and a derivative liability of $4,152,164. Compared to our outstanding convertible debentures of $28,912, convertible debentures due to related party of $75,754, note payable of $81,989, and advances of 130,508 as of September 30, 2014. Our total liabilities were $4,708,228 on September 30, 2015 as compared to $435,931 as at September 30, 2014. We have a working capital deficit of $4,708,019 as of September 30, 2015 as compared to our working capital deficit of $435,907 as of September 30, 2014.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of September 30, 2015 was cash of $209 as compared to total current assets of $24 as of September 30, 2014. The increase in current assets was an increase in prepaid expenses and cash.

Our total current liabilities as of September 30, 2015 were $4,708,228 as compared to total current liabilities of $435,931 as of September 30, 2014. The increase in current liabilities was primarily attributed to an increase in share issuance liability accounts payable and accrued liabilities, convertible debentures, and derivative liabilities.

Cash Flows

Operating Activities

Cash used in operating activities was $48,445 for the fiscal year ended September 30, 2015 compared to cash used in operating activities of $209,926 for the fiscal year ended September 30, 2014. The decrease in cash used in operating activities was primarily due to an increase in stock based compensation, the loss in faire value of the derivative liability, the amortization of beneficial conversion feature, impairment of asset and the cease demand loans payable, related party loans, accounts payable and accrued liabilities, offset by the share issuance liabilities and write down in mineral property rights.

Investing Activities

Cash used in investing activities was $20,000 for the fiscal year ended September 30, 2015 compared to cash used in investing activities of $0 for the fiscal year ended September 30, 2014.

Financing Activities

Net Cash provided by Financing Activities for the fiscal year ended September 30, 2015 was $68,630 compared to $204,082 in the year ended September 30, 2014. The decrease was primarily due to $68,630 in proceeds in advances from related parties, compared to $123,853 for the year ended September 30, 2014, proceeds of $0 received in 2015 compared to $81,989 in 2014 and no repayment of credit card advances compared to $1,760 for the previous year. .

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2015 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $4,759,074 and $ 314,491 for the fiscal year end ended September 30, 2015 and 2014, respectively.

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

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2015, our company has accumulated losses of $6,992,731. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2015, MaloneBailey, LLP., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

SILVERSTAR RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Silverstar Resources, Inc

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silverstar Resources, Inc. (the "Company") as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a net loss and a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 19, 2016

SILVERSTAR RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014
ASSETS

Current assets -
Cash and cash equivalents	$209	$24
Total current assets	209	24

Total assets	$209	$24

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$114,521	$118,768
Convertible debentures, related parties	224,896	75,754
Convertible debentures	18,912	28,912
Note payable	141,989	81,989
Advances-related parties	55,746	130,508
Derivative liability	4,152,164	-
Total current liabilities	4,708,228	435,931

Total liabilities	4,708,228	435,931

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 3,436,840 and 2,591,840 shares issued and outstanding	3,437	2,592
Additional-paid in capital	2,281,275	1,795,158
Accumulated deficit	(6,992,731)	(2,233,657)
Total stockholders' deficit	(4,708,019)	(435,907)

Total liabilities and stockholders' deficit	$209	$24

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSTAR RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2015	2014

Operating expenses:
General and administrative	$344,232	$178,865
Mine expense	-	111,882
Loss from operations	(344,232)	(290,747)

Other expenses:
Loss on derivative liability	(4,152,164)	-
Interest expense	(175,151)	(23,611)
Loss on settlement of accounts payable	(3,585)	(133)
Total other expenses	(4,330,900)	(23,744)

Net loss from continuing operations	(4,675,132)	(314,491)

Net loss from discontinued operations	(83,942)	-

Net loss	$(4,759,074)	$(314,491)

Basic and diluted loss per common share
Continuing operations	$(1.47)	(0.16)
Discontinued operations	(0.03)	-
	$(1.49)	$(0.16)
Basic and diluted weighted average common shares outstanding	3,189,604	1,997,507

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSTAR RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended September 30, 2015 and 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2013	59,786	$60	$1,615,664	$(1,919,166)	$(303,442)

Common stock issued for convertible debt	2,517,621	2,518	92,007	-	94,525

Common stock issued for share issuance liability	14,433	14	87,487	-	87,501

Net loss	-	-	-	(314,491)	(314,491)

Balance as September 30, 2014	2,591,840	2,592	1,795,158	(2,233,657)	(435,907)

Common stock issue for accounts payable	3,000	3	15,747	-	15,750

Common stock issue for services	42,000	42	251,958	-	252,000

Common stock issued for convertible debt	800,000	800	9,200	-	10,000

Value of beneficial conversion feature	-	-	149,212	-	149,212

Gain on settlement of accounts payable with related party	-	-	60,000	-	60,000

Net loss	-	-	-	(4,759,074)	(4,759,074)

Balance as September 30, 2015	3,436,840	$3,437	$2,281,275	$(6,992,731)	$(4,708,019)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSTAR RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,759,074)	$(314,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	252,000	-
Write down of investment in mineral properties	-	29,893
Loss in fair value of derivative liability	4,152,164	-
Loss on settlement of accounts payable	3,585	133
Amortization of beneficial conversion feature	149,212	-
Impairment of asset	80,000	-
Changes in operating assets and liabilities
Accounts payable and accrued expense	73,668	74,423
Prepaid expense	-	249
NET CASH USED IN OPERATING ACTIVITIES	(48,445)	(209,926)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of mineral property	(20,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(20,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from short term notes	500	-
Payments on short term notes	(500)	-
Proceeds from note payable	-	81,989
Proceeds from advances-related parties	68,630	123,853
Repayment of credit card-related parties	-	(1,760)
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,630	204,082

Net increase (decrease) in cash	185	(5,844)
Cash, beginning of period	24	5,868
Cash, end of period	$209	$24

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Discount due to beneficial conversion feature	$149,212	$-
Reclassification of advances, related party to convertible debenture, related party	$149,212	$-
Reclassification of notes payable, related party to convertible debenture, related party	$75,754	$-
Reclassification of accrued interest, related party to advances, related party	$5,748	$-
Note payable for purchase of mineral property	$60,000	$-
Common stock issued for conversion of convertible debentures	$10,000	$94,525
Common stock issued for settlement of accounts payable	$12,165	$-
Accounts payable settled with former related party	$60,000	$-
Common stock issued for share issuance liability	$-	$87,501

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSTAR RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Silverstar Resources, Inc (formally Silverstar Mining Corp) (the "Company") was incorporated under the laws of the State of Nevada on December 5, 2003. On March 4, 2008, the Company completed a merger with its wholly-owned subsidiary, Silverstar Resources Corp., which was incorporated by the Company solely to effect the name change of the Company to Silverstar Resources Corp. The Company was incorporated for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada.

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc. and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition the amendment set the authorized shares of common stock at 225,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001. All share and per share numbers have been retroactively restated to reflect this stock split.

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Oil and Gas Revenue

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and collection is reasonably assured.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Foreign Currency Translation

The Company's functional and reporting currency is in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830 Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Basic and Diluted Net Income (Loss) Per Share

Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net income per share is the same due to net losses during both periods.

Income Taxes

Income taxes are provided in accordance with ASC Topic 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $6,992,731 as of September 30, 2015 and incurred a net loss of $4,759,074 for the year ended September 30, 2015. Unless the Company is able to attain profitability and increases in stockholders' equity, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company's expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - MINERAL PROPERTY INVESTMENT

The Company holds a mineral property license which it carried as an asset valued at $29,893 as of September 30, 2013. The value was the amount the Company paid to maintain the license on the property. The Company determined that the amounts paid to hold the license should be treated as expense and thus expensed the $29,893 during the year ended September 30, 2014.

NOTE 5 - ASSET HELD FOR SALE

On April 14, 2015 the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. As part of the treatment of the asset for sale the Company under ASC 205 Discontinued Operations has treated the expenses related with its acquisition of $3,942 as discontinued operations expense. During the year ended September 30, 2015, the Company determined that this assets had become impaired and took a charge to earnings of $80,000 which is also reflected in discontinued operations.

NOTE 6 - CONVERTIBLE DEBENTURES - RELATED PARTIES

On January 15, 2015 the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company's common stock.

On February 23, 2015 a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,212 of which $24,398 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,212 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 9.

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281.67%, (3) weighted average risk-free interest rate of 0.025%, (4) expected life of 2.52 year, and (5) estimated fair value of the Company's common stock is $6.00. The initial fair value of the embedded debt derivative was $1,610,091with the fair value calculated as of September 30, 2015 was $4,152,164. As of September 30, 2015 the change in fair value was measured with derivative liability loss of $4,152,164.

The addition of a conversion feature for the advances of $149,212 created a beneficial conversion feature as of September 30, 2015 of $149,212. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense.

As of September 30, 2015 and 2014 the amount due under the convertible debentures to related party was $224,896 and $75,754 respectively.

NOTE 7 - CONVERTIBLE DEBENTURES

On December 23, 2013 the Company converted $34,523 of convertible debt and interest into 2,483,334 shares of common stock.

On March 19, 2014 the Company converted $60,002 of convertible debt and interest into 34,287 shares of common stock.

On January 15, 2015, the Company converted $10,000 of convertible debt and interest into 800,000 shares of common stock. The interest due of $5,748 on the date of the conversion was paid on behalf of the Company and recorded as advances due to related party.

As of September 30, 2015 and 2014 the amount of convertible debt outstanding was $18,912 and $28,912, respectively.

NOTE 8 - NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company's Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of September 30, 2015 and 2014 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of September 30, 2015 the outstanding balance of was $60,000.

NOTE 9 - ADVANCES - RELATED PARTIES

During the year ended September 30, 2015 an officer and director and a related party shareholder of the Company advanced $68,630 in cash, paid $5,748 for interest on behalf of the Company and came to an agreement that $24,398 would be convertible and borrowed $123,853 during the year ended September 30, 2014 to the Company by paying certain Company expenses or to pay its expenses. During the year ended September 30, 2015, $149,212 of the total advances was converted into a convertible debenture. As of September 30, 2015 and 2014 the total amount due to the related parties under these advances were $55,746 and $130,508, respectively.

The advances are unsecured, do not have a term and carry no interest rate.

NOTE 10 - DERIVATIVE INSTRUMENTS

During the year ended September 30, 2015 the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period. (See Note 6).

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

The three levels of the fair value hierarchy are as follows:

•

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities

•

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

•

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as September 30, 2015 and 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at September 30, 2015	$-	$-	$4,152,164	$4,152,164
Derivative liabilities at September 30, 2014	$-	$-	$-	$-

The below table represents the change in the fair value of the derivative liabilities during the year ended September 30, 2015:

Fair value of derivatives, September 30, 2014	$-
Derivative day one measurement- loss due to derivative	1,610,091
Change in fair value of derivative liability- loss	2,542,073
Fair value of derivatives, September 30, 2015	$4,152,164

NOTE 11 - EQUITY

On December 23, 2013 the Company issued 2,483,334 shares of common stock with a value of $34,523 for debt.

On March 19, 2014 the Company issued 34,287 shares of common stock with a value of $60,002 for debt.

On March 26, 2014 the Company issued 14,433 shares of common stock with a value of $87,501 which was offset against the liability "shares to be issued" of $88,125. The difference of $624 was offset against interest expense.

On November 18, 2014 the Company issued 3,000 shares with a value of $15,750 to one individual for the settlement of $12,165 of accounts payable .The Company computed the fair value of the stock issued for the debt and recorded a loss on settlement of accounts payable of $3,585

On January 15, 2015 the Company issued 40,000 shares of common stock to an officer with a value of $240,000 for service.

On January 15, 2015 the Company issued 2,000 shares to an individual with a value of $12,000 for service.

On January 19, 2015, the Company the Company issued 800,000 shares of common stock with a value of $10,000 for debt.

During the year ended September 30, 2015, the Company settled certain accounts payable due to a former related party for $60,000 less that the amount of the debt. Since this gain was related to a settlement with a related party at the time of settlement, the gain has been recorded directly to additional paid in capital.

NOTE 12 - INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2015. There are no current or deferred tax expenses for the years ended September 30, 2015 and 2014 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2015	2014

Deferred income tax asset attributed to:
Current operations	$68,718	$106,927
Less: Change in valuation allowance	(68,718)	(106,927)
Net refundable amount	$-	$-

The composition of the Company's deferred tax assets as at September 30 are as follows:

	2015	2014

Income tax operating loss carryforward	$2,435,770	$2,233,657

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets	$828,162	$759,443
Less: Valuation allowance	(828,162)	(759,443)
Net deferred income tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2015, the Company has an unused net operating loss carry-forward balance of $2,435,770 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2034.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 13 - DISCONTINUED OPERATIONS

On April 14, 2015 the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. The Company is actively seeking to dispose of the asset through a sale. The Company is treating the disposition of this property as a discontinued operation. At September 30, 2015, the Company determined that this asset was fully impaired and took a charge to earnings of $80,000. In addition, the Company has treated the expenses related with its acquisition of $3,942 as discontinued operations expense.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Subsequent to his resignation the former officer and director did not return any of the Company's property as agreed plus the December 31, 2013 10-Q required refiling due to misstatement of information. The Company's position is that the former officer and director is in breach of contract. Because the contract was breached, the Company's board of directors did not authorize the issuance of the shares.

During the year ended September 30, 2015, the Company settled certain accounts payable due to a former related party for $60,000 less that the amount of the debt. Since this gain was related to a settlement with a related party at the time of settlement, the gain has been recorded directly to additional paid in capital.

NOTE 15 - SUBSEQUENT EVENTS

On December 29, 2015 the Company issued a $17,500 note bearing interest of 6% to a non-related party in exchange for $17,500 of cash for the purpose of working capital.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were not effective. This conclusion by the Company's Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2015.

Management's Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2015, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2015 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

1. Accounting and Finance Personnel Weaknesses - Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

This weakness also is due to our CEO and CFO being the same person.

2. Lack of Internal Audit Function - We lack sufficient resources to perform the internal audit function. This weakness also is due to our CEO and CFO being the same person.

In order to mitigate these material weaknesses to the fullest extent possible, all work of the CFO is reviewed by a Director of the Company. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. The Company continues to study the implementation of additional internal controls over accounting and financial reporting.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under theDodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Jared Robinson	Chief Executive Officer, and Director	44	March 3, 2013
Joseph Graham	Secretary and Director	32	August, 11, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jared Robinson - President and Director

Jared Robinson has acted as a director of our company's board of Directors since March 3, 2013 and as Chairman since August 11, 2013. Mr. Robinson has more than 15 years of management experience and substantial financial experience gained from creating and operating two successful start-ups from conception through sale. In September of 2010 Mr. Robinson sold Navicus, a company that he founded in 2001 to Pinkerton C and I. Mr. Robinson served as President and was integral in all aspects of the company's success, from securing key accounts, overseeing all the financials, vendor relationships, and managing the 30 plus employees. Prior to Navicus, Mr. Robinson served as COO of Greene's Pharmacy. Greene's was founded in 1996 and sold in 2000. Greene's was an institutional pharmacy that sold pre-packaged prescriptions to the Assisted Living Facility community in South Florida. Mr. Robinson secured key accounts, managed the operations, and oversaw all of the financials. Most recently, Mr. Robinson served as COO of Clean Beach Technologies. Clean Beach Technologies was a company formed with technology approved by British Petroleum to remediate oil from the beach sand following the Deep Water Horizon Oil spill in the Gulf Coast. After running the company for a year and securing contracts with the municipalities in the Gulf Coast, the company eventually sold its technology. Mr. Robinson is currently an active member of MSHA (Mine Safety and Health Administration).

Joseph Graham - Secretary and Director

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: SilverStar Resources, Inc., 1489 West Warm Springs Road, Ste. 110, Henderson, Nevada 89014.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Guy Martin(1)	2014	28,050	--	--	--	--	--	--		28,050
Former Chief	2013	10,000	--	--	--	--	--	17,300	(6)	27,300
Executive Officer, Former Chief	2012		--	--	--	--	--	--
Financial Officer and Former Director

Joseph Graham(2)	2015	--	--	--	--	--	--	--		--
Secretary and	2014	--	--	--	--	--	--	--		--
Director	2013	--	--	--	--	--	--	--		--

Jared Robinson(3)	2015	--	--	--	--	--	--	--		--
Chairman,	2014	--	--	--	--	--	--	--		--
Director, Former Chief Financial Officer	2013	--	--	--	--	--	--	--		--

Sean Carrick(4)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Former Director	2012	--	--	--	--	--	--	--		--

Neil Kleinman(5)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Director	2012	--	--	--	--	--	--	--		--

Lowell Holden(7)	2015	--	--	--	--	--	--	47,500		47,500
Former Chief Financial	2014	--	--	--	--	--	--	30,000		30,000
Officer	2013	--	--	--	--	--	--	--		--
_________________

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
(7)

Lowell Holden acted as our Chief Financial Officer and a Director from February 1, 2011 until his resignation on September 13, 2015. Mr. Holden accrued $ 66,000 consulting fees of which $11,500 was paid to his consulting Company Mayday Management, Inc. in October, 2014 and 47,500 was consulting services for the fiscal year 2015. In September 2015, the Company paid $6,000 to settle $66,000 in amounts due to Lowell Holden. The Company recognized $60,000 as additional paid in capital, since on the date of the settlement he was considered to be a related party.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of our company.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended September 30, 2014 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2015.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to September 30, 2015.

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

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Joseph Graham(4) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	30,000	.87%

Jared Robinson(5) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	50,000	1.45%

Petra Corporation 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	470,000	13.68%

Lilia Mishal 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	581,316	16.91%

Jaime Mayo 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	1,001,000	29.13%

Directors and Executive officers as a Group	80,000	2.32%

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

Director Independence

We currently act with two directors, consisting Joseph Graham and Jared Robinson. We do not have a standing audit, compensation or nominating committee, but our entire board of director's acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development

Item 14. Principal Accountant Fees and Services

MaloneBailey LLP was our independent auditors for the fiscal years ended September 30, 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2015 and 2014.

	2015	2014

Audit Fees	$17,500	$3,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$17,500	$3,000

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees;" (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL INTERACTIVE DATA FILES

_______________

*

This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SILVERSTAR RESOURCES, INC.
(Registrant)

Dated: February 19, 2016	By:	/s/ Jared Robinson
Jared Robinson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 19, 2016	By:	/s/ Jared Robinson
Jared Robinson, Chief Executive Officer and Director

Dated: February 19, 2016	By:	/s/ Joseph Graham
Joseph Graham, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL INTERACTIVE DATA FILES

_________________

*

This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general language in any filings.

