Form 10-Q
period 2015-12-31
Silverstar Resources, Inc.
filed 2016-02-22
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-140299

SILVERSTAR RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1440 NW 1st Court, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 939-2493

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 22, 2016 there were 3,436,840 shares of Common Stock of the issuer outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Among the factors that could cause actual results to differ materially from the forward-looking statements are the following: the Company's ability to obtain necessary capital, the Company's ability to meet anticipated development timelines, the Company's ability to protect its proprietary technology and knowhow; the Company's ability to identify and develop a network of physicians, the Company's ability to establish a global market, clinical trial results, the Company's ability to successfully consummate future acquisitions and such other risk factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including those filed with this Form 10-Q quarterly report. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR RESOURCES, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2015	2015
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$7,039	$209
Total current assets	7,039	209

Total assets	$7,039	$209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$121,486	$114,521
Convertible debentures, related parties	224,896	224,896
Convertible debentures	18,912	18,912
Note payable	159,489	141,989
Advances-related parties	55,746	55,746
Derivative liability	4,267,094	4,152,164
Total current liabilities	4,847,623	4,708,228

Total liabilities	4,847,623	4,708,228

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 3,436,840 and 3,436,840 shares issued and outstanding	3,437	3,437
Additional-paid in capital	2,281,275	2,281,275
Accumulated deficit	(7,125,296)	(6,992,731)
Total stockholders' deficit	(4,840,584)	(4,708,019)

Total liabilities and stockholders' deficit	$7,039	$209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2015	2014

Operating expenses:
General and administrative	$10,670	$20,815
Loss from operations	(10,670)	(20,815)

Other income (expenses):
Loss on derivative liability	(114,930)	-
Interest expense	(6,965)	(5,992)
Gain on settlement of accounts payable	-	9,015
Total other income (expenses)	(121,895)	3,023

Net loss	$(132,565)	$(17,792)

Basic and diluted loss per common share	$(0.04)	$(0.01)
Basic and diluted weighted average common shares outstanding	3,436,840	2,593,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the three months ended December 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(132,565)	$(17,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in fair value of derivative liability	114,930	-
Gain on settlement of accounts payable	-	(9,015)
Changes in operating assets and liabilities
Accounts payable and accrued expense	6,965	4,463
NET CASH USED IN OPERATING ACTIVITIES	(10,670)	(22,344)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable	17,500	-
Proceeds from advances-related parties	-	22,450
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,500	22,450

Net increase in cash	6,830	106
Cash, beginning of period	209	24
Cash, end of period	$7,039	$130

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accounts payable	$-	$3,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end September 30, 2015 as reported on Form 10-K, have been omitted.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, Silverstar Resources has an accumulated deficit of $7,125,296 as of December 31, 2015 and incurred a net loss of $132,565 for the three months period ended December 31, 2015. Unless the Company is able to attain profitability and increases in stockholders' equity, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company's expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 – CONVERTIBLE DEBENTURES - RELATED PARTIES

On January 15, 2015 the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company's common stock.

On February 23, 2015 a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,212 of which $24,398 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,212 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 6.

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 308%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.56 years, and (5) estimated fair value of the Company's common stock is $6.00. The fair value calculated as of December 31, 2015 was $4,267,094. During the three months ended December 31, 2015 the change in fair value of $114,930 resulted in a loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,212 created a beneficial conversion feature as of September 30, 2015 of $149,212. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of December 31, 2015 and September 30, 2015, the amount due under the convertible debentures to related party was $224,896 and $224,896 respectively.

NOTE 5 – NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company's Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of December 31, 2015 and September 30, 2015 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of December 31, 2015 and September 30, 2015 the outstanding balance of was $60,000 and $60,000, respectively.

On December 29, 2015 the Company issued a $17,500 note payable bearing interest of 6% to an unrelated party in exchange for $17,500 of cash for the purpose of working capital.

NOTE 6 – ADVANCES - RELATED PARTIES

During the year ended September 30, 2015 an officer and director and a related party shareholder of the Company advanced $68,630 in cash, paid $5,748 for interest on behalf of the Company and came to an agreement that $24,398 would be convertible and borrowed $123,853 during the year ended September 30, 2014 to the Company by paying certain Company expenses or to pay its expenses. During the year ended September 30, 2015, $149,212 of the total advances was converted into a convertible debenture. As of December 31, 2015 and September 30, 2015 the total amount due to the related parties under these advances were $55,746 and $55,746, respectively.

The advances are unsecured, do not have a term and carry no interest rate.

 NOTE 7 – DERIVATIVE INSTRUMENTS

During the year ended September 30, 2015 the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period. (See Note 4).

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and September 30, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at December 31, 2105	$-	$-	$4,267,094	$4,267,094
Derivative liabilities at September 30, 2015	$-	$-	$4,152,164	$4,152,164

The below table represents the change in the fair value of the derivative liabilities during the three months ended December 31, 2015:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability-loss	114,930
Fair value of derivatives, December 31, 2015	$4,267,094

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

Overview

The address of our principal executive office is located at 1440 NW 1 st Court, Boca Raton, FL 33432. Our telephone number is (561) 939-2493. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three months ended December 31, 2015, which are included herein.

Expenses

Operating expenses for the three months ended December 31, 2015 were $10,670, representing a decrease of $10,145 or 49% from $20,815 in expenses incurred during the three months ended December 31, 2014. The decrease was primarily a result of an overall decrease in our business operations and corresponding decreases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Loss

We have had no revenues for the three months ended December 31, 2015 and 2014.

Our net loss for the three months ended December 31, 2015 was $132,565 compared to a net loss of $17,792 during the three months ended December 31, 2014. The increase in the net loss was primarily due to an increase in the derivative liability.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At December 31, 2015 we had cash of $7,039 as compared to $209 in cash at September 30, 2015. Our accounts payable and accrued expenses at December 31, 2015 were $121,486 and $114,521 as of September 30, 2015. On December 31, 2015 we had convertible debentures of $18,912 outstanding, convertible debentures outstanding due to related parties of $224,896 outstanding, notes payables of $159,489, advances to related parties of $55,746 and a derivative liability of $4,267,094. Compared to our outstanding convertible debentures of $18,912, convertible debentures due to related party of $224,896, note payable of $141,989, advances of $55,746 and a derivative liability of $4,152,164 as of September 30, 2015. Our total liabilities were $4,847,623 on December 31, 2015 as compared to $4,708,228 on September 30, 2015. We have a working capital deficit of $4,840,584 as of December 31, 2015 as compared to our working capital deficit of $4,708,019 as of September 30, 2015.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2015. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of December 31, 2015 was cash of $7,039 as compared to total current assets of $209 as of September 30, 2015. The increase in current assets was due to an increase in cash resulting from the issuance of a note payable of $17,500 during the three months ended December 31, 2015.

Our total current liabilities as of December 31, 2015 were $4,847,623 as compared to total current liabilities of $4,708,228 as of September 30, 2015. The increase in current liabilities was primarily attributed to an increase in our derivative liability.

Cash Flows

Operating Activities

Cash used in operating activities was $10,670 for the three months ended December 31, 2015 compared to $22,344 for the three months ended December 31, 2014. The decrease in cash used in operating activities was primarily due to an increase in the loss in fair value of the derivative liability.

Financing Activities

Net Cash provided by financing activities for the three months ended December 31, 2015 was $17,500 compared to $22,450 for the three months ended December 31, 2014. The decrease was primarily due to $0 in proceeds in advances from related parties, compared to $22,450 for the three months ended December 31, 2014, proceeds of $17,500 from the issuance of a note payable received during the three months ended December 31, 2015 and compared to $0 during the three months ended December 31, 2014.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months ended December 31, 2105 and 2014 due to the net operation loss in the USA.

Net Loss

We incurred net losses of $132,565 and $17,792 during the three months ended December 31, 2015 and 2014, respectively.

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

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2015, our company has accumulated losses of $7,125,296. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company's registered public accounting firm regarding the Company's internal control over financial reporting.

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

Our management believes that the Unaudited Financial Statements included herein present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2015.

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

Not Applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files.*

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSTAR RESOURCES, INC.

Date: February 22, 2016	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

