Form 10-Q
period 2016-03-31
Silverstar Resources, Inc.
filed 2016-05-11
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 10, 2016 there were 3,436,840 shares of Common Stock of the issuer outstanding.

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

ITEM 1: FINANCIAL STATEMENTS

SILVERSTAR RESOURCES, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS

Current assets -
Cash and cash equivalents	$133	$209
Total current assets	133	209

Total assets	$133	$209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$137,132	$114,521
Convertible debentures, related parties	224,896	224,896
Convertible debentures	18,912	18,912
Note payable	159,489	141,989
Advances-related parties	55,746	55,746
Derivative liability	1,444,835	4,152,164
Total current liabilities	2,041,010	4,708,228

Total liabilities	2,041,010	4,708,228

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 3,436,840 and 3,436,840 shares issued and outstanding	3,437	3,437
Additional-paid in capital	2,281,275	2,281,275
Accumulated deficit	(4,325,589)	(6,992,731)
Total stockholders' deficit	(2,040,877)	(4,708,019)

Total liabilities and stockholders' deficit	$133	$209

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Operating expenses:
General and administrative	$15,406	$102,876	$26,076	$123,691
Loss from operations	(15,406)	(102,876)	(26,076)	(123,691)

Other income (expenses):
Gain (loss) on derivative liability	2,822,259	(109,348)	2,707,329	(109,348)
Interest expense	(7,146)	(35,626)	(14,111)	(41,617)
Gain on settlement of accounts payable	-	-	-	9,015
Total other income (expenses)	2,815,113	(144,974)	2,693,218	(141,950)

Net income (loss)	$2,799,707	$(247,850)	$2,667,142	$(265,641)

Earning (loss) per share
Basic	$0.81	$(0.08)	$0.78	$(0.09)
Diluted	$(0.01)	$(0.08)	$(0.01)	$(0.09)

Weighted average common shares outstanding
Basic	3,436,840	3,256,070	3,436,840	2,903,657
Diluted	4,261,565	3,256,070	4,261,565	2,903,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,667,142	$(265,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	73,500
(Gain) loss in fair value of derivative liability	(2,707,329)	109,348
Gain on settlement of accounts payable	-	(9,015)
Amortization of beneficial conversion feature	-	29,841
Changes in operating assets and liabilities Accounts payable and accrued expense	22,611	39,712
NET CASH USED IN OPERATING ACTIVITIES	(17,576)	(22,255)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable	17,500	-
Proceeds from advances-related parties	-	22,450
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,500	22,450

Net increase (decrease) in cash	(76)	195
Cash, beginning of period	209	24
Cash, end of period	$133	$219

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for settlement of accounts payable	$-	$12,166
Common stock issued for debt	$-	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SILVERSTAR RESOURCES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, Silverstar Resources has an accumulated deficit of $4,325,589 as of March 31, 2016. Unless the Company is able to attain profitability and increases in stockholders' equity, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company's expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - CONVERTIBLE DEBENTURES - RELATED PARTIES

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

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 298%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.31 years, and (5) estimated fair value of the Company's common stock is $2.00. The fair value calculated as of March 31, 2016 was $1,444,835. During the six months March 31, 2016 the change in fair value of $2,707,329 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,212 created a beneficial conversion feature as of September 30, 2015 of $149,212. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of March 31, 2016 and September 30, 2015, the amount due under the convertible debentures to related party was $224,896 and $224,896 respectively.

NOTE 5 - NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company's Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of March 31, 2016 and September 30, 2015 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of March 31, 2016 and September 30, 2015 the outstanding balance of was $60,000 and $60,000, respectively.

On December 29, 2015 the Company issued a $17,500 note payable bearing interest of 6% to an unrelated party in exchange for $17,500 of cash for the purpose of working capital.

NOTE 6 - ADVANCES - RELATED PARTIES

During the year ended September 30, 2015 an officer and director and a related party shareholder of the Company advanced $68,630 in cash, paid $5,748 for interest on behalf of the Company and came to an agreement that $24,398 would be convertible and borrowed $123,853 during the year ended September 30, 2014 to the Company by paying certain Company expenses or to pay its expenses. During the year ended September 30, 2015, $149,212 of the total advances was converted into a convertible debenture. As of March 31, 2016 and September 30, 2015 the total amount due to the related parties under these advances were $55,746 and $55,746, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and September 30, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at March 31, 2016	$-	$-	$1,444,835	$1,444,835
Derivative liabilities at September 30, 2015	$-	$-	$4,152,164	$4,152,164

The below table represents the change in the fair value of the derivative liabilities during the six months March 31, 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability - gain	(2,707,329)
Fair value of derivatives, March 31, 2016	$1,444,835

NOTE 8 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The potential dilutive effect of convertible debentures is shown below.

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic

Net income (loss)	$2,799,707	$(247,850)	$2,667,142	$(265,641)

Weighted average common shares outstanding	3,436,840	3,256,070	3,436,840	2,903,657

Basic earnings (loss) per share	$0.81	$(0.08)	$0.78	$(0.09)

Diluted

Net income (loss)	$2,799,707	$(247,850)	$2,667,142	$(265,641)
Subtract: Interest expense for convertible debentures	(3,228)	-	(6,456)	-
Subtract: Change in derivative liability	(2,822,259)	-	(2,707,329)	-
Net income (loss) applicable for diluted earnings (loss) per share	$(25,780)	$(247,850)	$(46,643)	$(265,641)

Weighted average common shares outstanding	3,436,840	3,256,070	3,436,840	2,903,657
Add: Shares issued upon conversion of convertible debentures	824,725	-	824,725	-
Assumed weighted average common shares outstanding	4,261,565	3,256,070	4,261,565	2,903,657

Diluted earnings (loss) per share	$(0.01)	$(0.08)	$(0.01)	$(0.09)

NOTE 9 – SUBSEQUENT EVENT

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation ("Creative") whereby the Company purchased 100% of the membership interest for $25,000. To finance the purchase of Creative Waste Solutions, the Company issued an additional Note of $29,000.

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

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the six months ended March 31, 2016, which are included herein.

Expenses

Operating expenses for the three and six months ended March 31, 2016 were $15,406 and 26,076, respectively, as compared to operating expenses for the three and six months ended March 31, 2015 of $102,876 and $123,691, respectively. This represents a decrease of $84,470 for the three months ended March 31, 2016 and $97,615 for the six months ended March 31, 2016 and $97,615 for the first six months which was primarily a result of an overall decrease in our business operations and corresponding decreases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Income (Loss)

We have had no revenues for the three and six months ended March 31, 2016 and 2015.

Our net income for the three and six months ended March 31, 2016 was $2,799,707 and $2,667,142, respectively, compared to a net loss of $247,850 and $265,641, respectively, for the three and six months ended March 31, 2015. The change from a net loss in 2015 compared to net income in 2016 is solely due to the change in the derivative liability in 2016. The drop in our stock price as of March 31, 2016 resulted in a significant reduction in the derivative liability as we recorded a corresponding gain in the statement of operations as a result of this reduction in this liability.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At March 31, 2016 we had cash of $133 as compared to $209 in cash at September 30, 2015. Our accounts payable and accrued expenses at March 31, 2016 were $137,132 and $114,521 as of September 30, 2015. On March 31, 2016 we had convertible debentures of $18,912 outstanding, convertible debentures outstanding due to related parties of $224,896 outstanding, notes payables of $159,489, advances to related parties of $55,746 and a derivative liability of $1,444,835. Compared to our outstanding convertible debentures of $18,912, convertible debentures due to related party of $224,896, note payable of $141,989, advances of $55,746 and a derivative liability of $4,152,164 as of September 30, 2015. Our total liabilities were $2,041,010 on March 31, 2016 as compared to $4,708,228 on September 30, 2015. We have a working capital deficit of $2,040,877 as of March 31, 2016 as compared to our working capital deficit of $4,708,019 as of September 30, 2015.

We have no revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2015. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of March 31, 2016 was cash of $133 as compared to total current assets of $209 as of September 30, 2015. The decrease in current assets was due to the payment of operating expenses.

Our total current liabilities as of March 31, 2016 were $2,041,010 as compared to total current liabilities of $4,708,228 as of September 30, 2015. The decrease in current liabilities was primarily attributed to a decrease in our derivative liability.

Cash Flows

Operating Activities

Cash used in operating activities was $17,576 for the six months ended March 31, 2016 compared to $22,255 for the six months ended March 31, 2015. The decrease in cash used in operating activities was primarily due to less cash being paid for operating expenses.

Financing Activities

Net Cash provided by financing activities for the six months ended March 31, 2016 was $17,500 compared to $22,450 for the six months ended March 31, 2015. The decrease was primarily due to $0 in proceeds in advances from related parties, compared to $22,450 for the six months ended March 31, 2015, proceeds of $17,500 from the issuance of a note payable received during the six months ended March 31, 2016 and compared to $0 during the six months ended March 31, 2015.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2016 and 2015 due to the net operation loss in the USA.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2016, our company has accumulated losses of $4,325,589. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the "Certifying Officers") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company's registered public accounting firm regarding the Company's internal control over financial reporting.

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

SILVERSTAR RESOURCES, INC.

Date: May 10, 2016	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

