Form 10-Q
period 2016-06-30
Creative Waste Solutions, Inc.
filed 2016-10-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-140299

CREATIVE WASTE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1440 NW 1st Court, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

561-757-3585

(Registrant’s telephone number, including area code)

SILVERSTAR RESOURCES, INC.

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

As of September 22, 2016 there were 5,764,722 shares of Common Stock of the issuer outstanding.

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

ITEM 1: FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(unaudited)
ASSETS

Current assets -
Cash	$1,110	$209
Accounts receivable	41,574	-
Total current assets	42,684	209

Customer lists, net	357,292	-

Total assets	$399,976	$209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$156,947	$114,521
Convertible debentures, related parties	224,896	224,896
Convertible debentures	18,912	18,912
Note payable	188,489	141,989
Advances-related parties	55,746	55,746
Derivative liability	1,467,799	4,152,164
Total current liabilities	2,112,789	4,708,228

Total liabilities	2,112,789	4,708,228

Stockholders' deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 3,846,840 and 3,436,840 shares issued and outstanding	3,847	3,437
Additional-paid in capital	2,690,865	2,281,275
Accumulated deficit	(4,407,525)	(6,992,731)
Total stockholders' deficit	(1,712,813)	(4,708,019)
Total liabilities and stockholders' deficit	$399,976	$209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Sales	$88,378	$-	$88,378	$-
Cost of goods sold	65,526	-	65,526	-
Gross profit	22,852	-	22,852	-

Operating expenses:
General and administrative	73,987	21,220	100,063	144,911
Loss from operations	(51,135)	(21,220)	(77,211)	(144,911)

Other income (expenses):
Gain (loss) on derivative liability	(22,964)	3,243	2,684,365	(106,105)
Interest expense	(7,837)	(5,785)	(21,948)	(47,403)
Gain on settlement of accounts payable	-	-	-	9,015
Total other income (expenses)	(30,801)	(2,542)	2,662,417	(144,493)

Net income (loss) from continuing operations	(81,936)	(23,762)	2,585,206	(289,404)

Net loss from discontinued operations	-	(3,942)	-	(3,942)

Net income (loss)	$(81,936)	$(27,704)	$2,585,206	$(293,346)

Basic earnings (loss) per common share
Continuing operations	$(0.02)	$(0.01)	$0.73	$(0.09)
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.02)	$(0.01)	$0.73	$(0.09)

Diluted loss per common share
Continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.09)
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.02)	$(0.01)	$(0.02)	$(0.09)

Basic weighted average shares outstanding	3,791,071	3,436,840	3,554,486	3,092,170
Diluted weighted average shares outstanding	3,791,071	3,436,840	6,328,272	3,092,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended June 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,585,206	$(289,404)
Net (loss) from discontinued operations	-	(3,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	73,500
(Gain) loss in fair value of derivative liability	(2,684,365)	106,105
Amoritzation of intangible assets	17,708	-
Gain on settlement of accounts payable	-	(9,015)
Amortization of beneficial conversion feature	-	29,841
Changes in operating assets and liabilities
Accounts receivable	(41,574)	-
Accounts payable and accrued expense	42,426	65,504
NET CASH USED IN OPERATING ACTIVITIES	(80,599)	(27,411)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses	(325,000)	-
Investment in assets held for sale	-	(80,000)
NET CASH USED IN INVESTING ACTIVITIES	(325,000)	(80,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable	46,500	60,500
Proceeds from the sale of common stock	360,000	-
Proceeds from advances-related parties	-	46,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	406,500	107,450

Net increase in cash	901	39
Cash, beginning of period	209	24
Cash, end of period	$1,110	$63

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$50,000	$-
Common stock issued for settlement of accounts payable	$-	$3,150
Common stock issued for debt	$-	$22,166
Discount for beneficial conversion feature	$-	$29,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Creative Waste Solutions, Inc. (formerly Silverstar Resources, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on December 5, 2003. On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions Inc.

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation (“Creative”) whereby the Company purchased 100% of the membership interest for $25,000 (see Note 11).

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. ("Integrated"). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 Shares of common stock of the Company (see Note 11).

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2015 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end September 30, 2015 as reported on Form 10-K, have been omitted.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, 1030029 Ltd., Creative and Integrated. The operations of Creative and Integrated have only been consolidated since their respective dates of acquisition of April 7, 2016 and May 22, 2016. All material intercompany balances and transactions have been eliminated.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At June 30, 2016, the Company’s allowance for doubtful accounts was $0.

Revenue Recognition

The Company recognizes revenue from waste removal services it provides to its customers. The Company’s revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the time the waste removal services is completed, when a formal arrangement exists, the price is fixed or determinable, the service is completed, no other significant obligations of the Company exist and collectability is reasonably assured.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,407,525 as of June 30, 2016. Unless the Company is able to attain profitability and increases in stockholders' equity, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company's expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 – CUSTOMER LISTS

In connection with the acquisitions of Creative and Integrated on April 7, 2016 and May 22, 2016, respectively, the Company acquired customer lists valued at $25,000 and $350,000, respectively. The customer lists are being amortized over 24 months. During the period ended June 30, 2016, the Company recognized $17,708 of amortization expenses. Amortization expense for the twelve months ended June 30, 2017 and 2018 will be $187,500 and $169,792, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES - RELATED PARTIES

On January 15, 2015 the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company's common stock.

On February 23, 2015 a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,142 of which $24,328 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,142 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 6.

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 298%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.31 years, and (5) estimated fair value of the Company's common stock is $2.00. The fair value calculated as of June 30, 2016 was $1,467,799. During the nine months June 30, 2016 the change in fair value of $2,684,365 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of June 30, 2016 and September 30, 2015, the amount due under the convertible debentures to related party was $224,896 and $224,896 respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

As of June 30, 2016 and September 30, 2015 the amount of convertible debt outstanding was $18,912 and $18,912, respectively. The convertible debenture is convertible into shares of common stock at $0.0125 per share. On July 15, 2016, the Company converted this convertible debenture plus $4,162 of accrued interest into 1,845,882 shares of the Company’s common stock

NOTE 7 – NOTES PAYABLE

On June 2, 2014 the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company's Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of June 30, 2016 and September 30, 2015 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015 the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of June 30, 2016 and September 30, 2015 the outstanding balance of was $60,000 and $60,000, respectively.

On December 29, 2015 the Company issued a $17,500 note payable bearing interest of 6% to an unrelated party. The proceeds of the note were used for working capital.

On April 4, 2016 the Company issued a $29,000 note payable bearing interest of 10% to an unrelated party. The proceeds of the note were used for working capital.

NOTE 8 – ADVANCES - RELATED PARTIES

During the year ended September 30, 2015 an officer and director and a related party shareholder of the Company advanced $68,630 in cash, paid $5,748 for interest on behalf of the Company and came to an agreement that $24,398 would be convertible and borrowed $123,853 during the year ended September 30, 2014 to the Company by paying certain Company expenses or to pay its expenses. During the year ended September 30, 2015, $149,212 of the total advances was converted into a convertible debenture. As of June 30, 2016 and September 30, 2015 the total amount due to the related parties under these advances were $55,746 and $55,746, respectively.

The advances are unsecured, do not have a term and carry no interest rate.

 NOTE 9 – DERIVATIVE INSTRUMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and September 30, 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at June 30, 2016	$-	$-	$1,467,799	$1,467,799
Derivative liabilities at September 30, 2015	$-	$-	$4,152,164	$4,152,164

The below table represents the change in the fair value of the derivative liabilities during the nine months June 30, 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability - gain	(2,684,365)
Fair value of derivatives, June 30, 2016	$1,467,799

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic

Net income (loss)	$(81,936)	$(27,704)	$2,585,206	$(293,346)

Weighted average common shares outstanding	3,791,071	3,436,840	3,554,486	3,092,170

Basic earnings (loss) per share	$(0.02)	$(0.01)	$0.73	$(0.09)

Diluted

Net income (loss)	$(81,936)	$(27,704)	$2,585,206	$(293,346)
Subtract: Interest expense for convertible debentures	-	-	(10,519)	-
Subtract: Change in derivative liability	-	-	(2,684,365)	-
Net income (loss) applicable for diluted earnings (loss) per share	$(81,936)	$(27,704)	$(109,678)	$(293,346)

Weighted average common shares outstanding	3,791,071	3,436,840	3,554,486	3,092,170
Add: Shares issued upon conversion of convertible debentures	-	-	2,773,786	-
Assumed weighted average common shares outstanding	3,791,071	3,436,840	6,328,272	3,092,170

Diluted earnings (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.09)

NOTE 11 – ACQUISITIONS

On April 7, 2016, the Company entered into a membership purchase agreement with Creative whereby the Company purchased 100% of the membership interest for $25,000.

On May 22, 2016, the "Company entered into a stock purchase agreement with Integrated. Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares of common stock of the Company. The common stock was valued at $1.00 per shares which was the closing price of the Company’s common stock on May 22, 2016.

The Company purchased both Creative and Integrated to integrate itself in the waste management business in southeastern region of the United States.

The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below.

	Creative	Integrated

Customer lists	$25,000	$350,000
Purchase price	$25,000	$350,000

The customer lists are being amortized over 24 months.

The revenue from the acquisition of Creative and Integrated included in the results of operations from their respective dates of acquisition to June 30, 2016 was $14,195 and $74,183, respectively.

The unaudited pro forma information showing the operating results as if both acquisitions took place on October 1, 2014 is not currently available.

NOTE 12 – SUBSEQUENT EVENT

On July 15, 2016, the Company converted a convertible debenture of $18,912 plus $4,162 of accrued interest into 1,845,882 shares of the Company’s common stock.

On August 26, 2016, the Company purchased certain assets of Florida based Easy Disposal, Inc., for an aggregate amount of $380,000 which includes 50,000 shares of common stock of the Company, valued at $2.00 per share and the remainder in cash. The Company paid for this acquisition by issuing unsecured notes payable in the aggregate amount of $300,000 that bear interest at 10% per annum and are payable upon demand.

Subsequent to June 30, 2016, the Company issued 27,000 shares of common stock for $27,000.

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

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton FL 33432. Our telephone number is 561-757-3585. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

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

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, (“Creative”) a Florida limited liability corporation whereby the Company purchased 100% of the membership interest for $25,000.

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. ("Integrated"). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares of common stock of the Company.

On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions Inc.

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended June 30, 2016, which are included herein.

Sales

Sales for the three and nine months ended June 30, 2016 were $88,378 and $88,378, respectively, as compared to $0 and $0 for the same periods in 2015. The increase in sales is due to the acquisitions of Creative and Integrated.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended June 30, 2016 were $65,526 and $65,526, respectively, as compared to $0 and $0 for the same periods in 2015. The increase in cost of goods sold is due to the increase in sales.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2016 were $73,987 and $100,063, respectively, as compared to operating expenses for the three and nine months ended June 30, 2015 of $21,220 and $144,911, respectively. This represents an increase of $52,767 for three months ended June 30, 2016 compared to the same period in 2015 and a decrease of $44,848 for the nine months ended June 30, 2016 compared to the same period in 2015. The increase for the three months is a result of the additional operating costs associated with the acquisitions of Creative and Integrated that occurred during the third quarter of 2016. The decrease for the nine months was primarily a result of an overall decrease in our business operations and corresponding decreases in filing fees, insurance, legal and accounting, and office expense.

Net Income (Loss)

Our net income (loss) for the three and nine months ended June 30, 2016 was $(81,936) and $2,585,206, respectively, compared to a net loss of $(27,704) and $(293,346), respectively, for the three and nine months ended June 30, 2015. The change from a net loss in 2015 compared to net income in 2016 is solely due to the change in the derivative liability in 2016. The drop in our stock price as of June 30, 2016 resulted in a significant reduction in the derivative liability as we recorded a corresponding gain in the statement of operations as a result of this reduction in this liability.

We do not anticipate generating revenues in the foreseeable future, and any revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At June 30, 2016 we had cash of $1,110 as compared to $209 in cash at September 30, 2015. Our accounts receivable at June 30, 2016 were $41,574 compared to $0 at September 30, 2015. Our accounts payable and accrued expenses at June 30, 2016 were $156,947 and $114,521 as of September 30, 2015. On June 30, 2016 we had convertible debentures of $18,912 outstanding, convertible debentures outstanding due to related parties of $224,896 outstanding, notes payables of $188,489, advances to related parties of $55,746 and a derivative liability of $1,467,799. Compared to our outstanding convertible debentures of $18,912, convertible debentures due to related party of $224,896, note payable of $141,989, advances of $55,746 and a derivative liability of $4,152,164 as of September 30, 2015. Our total liabilities were $2,112,789 on June 30, 2016 as compared to $4,708,228 on September 30, 2015. We have a working capital deficit of $2,070,105 as of June 30, 2016 as compared to our working capital deficit of $4,708,019 as of September 30, 2015.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2015. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of June 30, 2016 was cash of $42,684 as compared to total current assets of $209 as of September 30, 2015. The increase in current assets was due to accounts receivable resulting from our recent acquisitions of Creative and Integrated.

Our total current liabilities as of June 30, 2016 were $2,112,789 as compared to total current liabilities of $4,708,228 as of September 30, 2015. The decrease in current liabilities was primarily attributed to a decrease in our derivative liability.

Cash Flows

Operating Activities

Cash used in operating activities was $80,599 for the nine months ended June 30, 2016 compared to $27,411 for the nine months ended June 30, 2015. The increase in cash used in operating activities was primarily due to an increase in accounts receivable and a decrease in accounts payable.

Investing Activities

Cash used in investing activities was $325,000 for the nine months ended June 30, 2016 compared to $80,000 for the nine months ended June 30, 2015. The increase in cash used in investing activities was due to the acquisition of Creative and Integrated for which we paid $25,000 and $300,000, respectively. For the nine months ended June 30, 2015, we purchased two producing oil properties for $80,000.

Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2016 was $406,500 compared to $107,450 for the nine months ended June 30, 2015. The increase was primarily due proceeds from the sale of common stock of $360,000 during the nine months ended June 30, 2016. Proceeds from advances from related parties were $0 for the nine months ended June 30, 2016 compared to $46,950 for the nine months ended June 30, 2015. Proceeds from notes payable were $46,500 during the nine months ended June 30, 2016 and compared to $60,500 during the nine months ended June 30, 2015.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended June 30, 2016 and 2015 due to the net operation loss in the USA.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Professional and Legal Expense of $25,000

Auditing, Accounting and general administrative of $125,000

Working Capital requirements of $25,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2016, our company has accumulated losses of $4,407,525. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Future Financings

We will require additional financing of $250,000, excluding funds for acquisitions, in order to enable us to proceed with our plan of operations, including approximately $200,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

Not Applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

The following exhibits are included as part of this report:

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE WASTE SOLUTIONS, INC.

Date: October 11, 2016	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

