Form 10-K/A
period 2010-09-30
Creative Waste Solutions, Inc.
filed 2016-11-17
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-140299

Creative Waste Solutions, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	38-3970138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1440 NW 1st Court, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 943-5970

(Registrant’s telephone number, including area code)

Silverstar Mining Corp, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2010 there were 42,168,837 shares of our Common Stock issued and outstanding.

Explanatory Note for Amendment #1:

This Amendment #1 to our Annual Report dated September 30, 2010, was submitted to edit the disclosure under “Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒” No other material changes, revisions, or updates were made to the original amended filing.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Creative Waste Solutions, Inc.

Date: November 16, 2016	By:	/s/ Jared Robinson
Jared Robinson
President and Director

3