Form 10-Q/A
period 2010-12-31
Creative Waste Solutions, Inc.
filed 2016-11-17
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

 As of February 16, 2011, there were 42,168,837 shares of Common Stock of the issuer outstanding.

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report dated December 31, 2010, was submitted to edit the disclosure under “Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒” No other material changes, revisions, or updates were made to the original amended filing.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Creative Waste Solutions, Inc.

Date: November 16, 2016	By:	/s/ Jared Robinson
Jared Robinson
President and Director

3