Form 10-K
period 2016-09-30
Creative Waste Solutions, Inc.
filed 2017-01-12
CIK 1385329

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-140299

Creative Waste Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	IRS I.D.

1440 NW 1st Court, Boca Raton FL.	33432
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (561)-943-5970

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 9, 2017 was 5,332,760. The aggregate number of shares of the voting stock held by non-affiliates on January 9, 2017 was 3,130,406 with a market value of $6,260,812. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

We have 5,332,760 shares of common stock outstanding as of January 9, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K , the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Creative Waste Solutions, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “CWS”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1. Description of Business

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton, FL 33432. Our telephone number is (561) 939-249. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Creative Waste Solutions, Inc., which was incorporated solely to effect the name change of our company to Creative Waste Solutions, Inc.

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

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc. and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition, the amendment set the authorized shares of common stock at 220,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

On June 23, 2016, the Company’s Board of Directors approved of a change of name from Creative Waste Solutions, Inc. to Creative Waste Solutions Inc.

Current Operational Activities

Waste Management

The company through its subsidiaries provides waste management environmental services to residential, commercial, industrial, and municipal customers in the geographical region of the South East.

The company’s subsidiaries are involved in the brokerage business and operate a waste transfer station. The company’s expansion has taken place by the following membership and asset purchases:

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation (“Creative”) whereby the Company purchased 100% of the membership interest for $25,000.

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

Brokerage Division:

Our brokerage divisions consist of Creative Waste Solutions, LLC and Integrated Waste Transportation Services. Both entities own nominal assets and their accounting only been consolidated since their respective dates of acquisitions of April 7, 2016 and May 22, 2016. Creative Waste Solutions, LLC does not maintain any long term contracts and all revenues are generated through “phone in” orders. Fees are charged based on availability of subcontractors, dumpsters, volume and frequency of pick up. Integrated Waste Transportation maintains a long term contract with a large local Waste Management company and acts as subcontractor for small local waste Management needs.

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

Waste Stations:

We accept various waste at our Hollywood Florida location. Waste is delivered by small local haulers consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks disposal sites.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

We do not own the physical site, but we operate under a long term lease on the property. We do own the permits and necessary documentation and responsible for any regulatory requirements relating to the operation and closure of the transfer station.

Land Fill Operations.

Currently, we do not own or operate any land fill operations. All waste accepted by our Waste Station and through our brokerage house is transported to legal entities that operate disposal sites.

Mineral Exploration

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

Concurrently with the disposition of our two producing oil and gas properties, the company is not actively expanding our business in the oil and natural gas development arenas.

For the balance or our discussion, the company will focus on its current waste management business.

Competition

Within our Waste Management subsidiaries, we encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In our geographical region , the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations.

Operating costs, disposal costs and collection fees vary widely throughout the areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, , labor costs and amount and type of equipment furnished to the customer. We face intense competition in our brokerage business based on pricing and quality of service. We have also begun competing for business based on breadth of service offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

As of September 30, 2016, we had no full time employees, and approximately 6-part time employees. All employees are employed within operations, sales and administration.

Financial Assurance and Insurance Obligations

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits;

We establish financial assurance using surety bonds. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity.

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance subsidiary.

Insurance

We carry minimal insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, and business interruption. However, all our subcontractors are required to carry such insurances.

We do not carry any Directors’ and Officers’ Liability Insurance policy.

Regulations

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency (“EPA”), and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies. Local agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue.

Because the primary mission of our business is to collect and manage solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a waste management or disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

Intellectual Property

We currently do not hold any intellectual property and our website is www.usacws.com

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

Risks Related to our Business Operations

We have generated limited revenues from operations. We have a history of losses and losses are likely to continue in the future.

We have incurred significant losses in the past and we will likely continue to incur losses in the future unless our Waste Management assets prove successful. Even if our brokerage and transfer station businesses are successful, there can be no assurance that we will be able to commercially exploit these resources, generate further revenues or generate sufficient revenues to operate profitably.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products.. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

Compliance with existing or future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

•	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

Regulations affecting the siting, design and closure of landfills could require us to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. Future changes in these regulations may require us to modify, supplement or replace equipment or facilities. The costs of complying with these regulations could be substantial.

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

New regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

Our business depends on our reputation and the value of our brand.

We believe we are developing a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes.. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

General economic conditions can directly and adversely affect our revenues and our income from operations margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. A weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such decrease in demand can negatively impact commodity prices and our operating income and cash flows. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating transfer sations, involves risks such as accidents, equipment defects, malfunctions and failures. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and, therefore, our coverages are generally maintained at the minimum statutorily-required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results.

We may record material charges against our earnings due to impairments to our assets.

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.

The seasonal nature of our business, severe weather events and “one-time” special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively impacted by interim variations in our results.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

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

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our executive offices are located at 1440 NW 1st Court, Boca Raton FL 33432. These are virtual offices rented for $115 per month on a month to month basis. Our transfer station is located at 5691 Plunket Street, Hollywood Florida. The site is rented for $4650 per month plus sales Tax. On that site, we have a lease that is valid until January 31, 2018 and then have a (5) Five year option to renew with a base rent of $6,000, plus sales tax. Base rent shall increase 4% each year of Option period.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the Over the Counter Market under the Symbol “CWSS”. On June 23, 2016, we changed our name to “Creative Waste Solutions, Inc.” upon approval of a majority of our shareholders filed in a Definitive 14C statement.

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol “CWSS”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-16	$2.19	1.75
30-Jun-16	$2.19	1.75
31-Mar-16	$2.19	1.75
31-Dec-15	$2.19	1.75
30-Sep-15	$6	2.25
30-Jun-15	$6	2.25
31-Mar-15	$1.5	0.25
31-Dec-14	$2.4	1.75
30-Sep-14	$3.95	$1.75
____________

*	The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of January 9, 2016, there were approximately 167 holders of record of our common stock. As of such date, 5,759,722 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2016.

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

On March 28, 2013 warrants to purchase 16,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received

On April 2, 2013 warrants to purchase 1,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On June 20, 2013 warrants to purchase 3,571 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On July 17 2013 the Company received $70,000 in a private transaction to purchase 9,333 shares of common stock of the Company. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On September 10, 2013 warrants to purchase 429 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as ‘”shares to be issued” in 2013 and issued on March 26, 2014

On December 23, 2013 the Company issued 2,483,334 shares of common stock with a value of $34,523 for debt.

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

On May 22, 2016 the Company issued 50,000 shares of common stock related to the acquisition of Integrated Waste Solutions valued at $50,000

On June 20, 2016 the Company issued 27,000 common shares under a Regulation D filing to certain shareholders with a value of $27,000

On August 26, 2016 the Company issued 50,000 shares of common stock related to the acquisition of certain assets of Easy Disposal.

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

•	we would not be able to pay our debts as they become due in the usual course of business; or

•

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

 Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton FL 33432. Our telephone number is (561)-943-5970 . Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Creative Waste Solutions, Inc., which was incorporated solely to effect the name change of our company to Creative Waste Solutions, Inc.

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

On January 23, 2015 the board of directors with the consent of a majority of its shareholders approved amended articles of incorporation to include a change of name to Silverstar Resources, Inc. and a reverse split of its common stock resulting in shareholders receiving one share for every five shares (5 to 1) they hold as of record of that date. In addition, the amendment set the authorized shares of common stock at 220,000,000 and preferred stock at 5,000,000 shares both at a par value of $0.001.

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

On June 23, 2016 the company’s board changed its name to Creative Waste Solutions, Inc, to address its business focus.

Results of Operations

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2016 and September 30, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2016, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2016 were $272,296, representing a decrease of $71,936 from the $344,232 in expenses incurred during fiscal 2015. The increase was primarily a result of a decrease in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Income and Loss

We had $247,866 in Revenues for the years ended September 30, 2016 vs. $0 in Revenues for the year ended September 30, 2015.

Our net Income for the year ended September 30, 2016 was $2,429,024 compared to a net loss of $4,759,074 during the year ended September 30, 2015. The increase in the net income was primarily due to an increase in the revenues derived from the company’s operations and a decrease in the derivative liability due to an equity conversion

Our operations to date have been financed by the sale of our common stock and third party loans. Our two largest expenses to date have been legal and accounting fees of $85,947 and mine expense of $111,882. Most of our legal and accounting expenses have been incurred in connection with our regulatory filings with the SEC and in connection with ongoing corporate activities.

We anticipate generating revenues in the foreseeable future, however, revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2016 we had cash of $5,124 as compared to $209 in cash at September 30, 2015. Our accounts payable and accrued expenses at September 30, 2016 were $163,645 and $114,521 as of September 30, 2015. On September 30, 2016 we had convertible debentures of $224,896 outstanding, convertible debentures outstanding due to related parties of $224,896 outstanding, note payables of $488,489, advances to related parties of $76,546 and a derivative liability of $1,507,277. Compared to our outstanding convertible debentures of $18,912, convertible debentures due to related party of $224,896, note payable of $141,989, and advances of $55,746 and derivative liability of $4,152,164. Our total liabilities were $2,460,853 on September 30, 2016 as compared to $4,708,228 as at September 30, 2015. We have a working capital deficit of $2,460,853 as of September 30, 2016 as compared to our working capital deficit of $4,708,019 as of September 30, 2015.

We have limited revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets as of September 30, 2016 were cash and accounts receivable of $36,015 as compared to total current assets of $209 as of September 30, 2015. The increase in current assets were due to operation and accounts receivable.

Our total current liabilities as of September 30, 2016 were $2,460,853 as compared to total current liabilities of $4,708,228 as of September 30, 2015. The decrease in current liabilities was primarily attributed to a reduction in the derivative liability of 2,644,887 or 64% and an increase in notes payable to 488,489 from 141,989, an increase of 346%

Cash Flows

Operating Activities

Cash used in operating activities was $127,385for the fiscal year ended September 30, 2016 compared to cash used in operating activities of $48,445 for the fiscal year ended September 30, 2015. The increase in cash used in operating activities was primarily due to an increase the depreciation and amortization, accounts receivable and accounts payable and accrued expenses.

Investing Activities

Cash used in investing activities was $612,000 for the fiscal year ended September 30, 2016 compared to cash used in investing activities of $20,000 for the fiscal year ended September 30, 2015. This was due to the business combinations of Creative Waste Solutions LLC, and Integrated Waste.

Financing Activities

Net Cash provided by Financing Activities for the fiscal year ended September 30, 2015 was $744,300 compared to $68,630 in the year ended September 30, 2015. The increase was primarily due to $346,500 in proceeds from notes payable, compared to $500 for the year ended September 30, 2015, share sales of $377,000 received in 2016 compared to $0 in 2015 and a decrease in proceeds from advances of $20,000 for the year ended September 30, 2016 compared to $68, 630 in 2015. .

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2016 due to the net operation loss in the USA.

Net Loss

We earned a net income of $2,429,025 compared to a loss of $4,759,074 for the fiscal year end ended September 30, 2016 and 2015, respectively.

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

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2016, our company has accumulated losses of $4,563,707. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2016, De Leon & Company, PA., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

CREATIVE WASTE SOLUTIONS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Creative Waste Solutions, Inc. and Subsidiary

We have audited the accompanying balance sheet of Creative Waste Solutions Inc. and Subsidiary as of September 30, 2016 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. Creative Waste Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Creative Waste Solutions, Inc.’s internal control over financial reporting as of September 30, 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Waste Solutions, Inc. and Subsidiary as of September 30, 2016, and the results of its operations and its cash for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing is unknown and the Company has incurred accumulated losses and negative cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Leon & Company, P.A. Pembroke Pines, Florida
January 6, 2017

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MaloneBailey, LLP to provide

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
ASSETS
Current assets -
Cash	$5,124	$209
Accounts receivable	30,891	-
Total current assets	36,015	209

Deposit	7,000	-
Equipment, net	88,500	-
Intangible assets, net	460,417	-
Goodwill	149,500	-
Total assets	$741,432	$209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$163,645	$114,521
Convertible debentures and notes payable, related parties	241,896	224,896
Convertible debentures	-	18,912
Note payable	488,489	141,989
Advances-related parties	76,546	55,746
Derivative liability	1,507,277	4,152,164
Total current liabilities	2,477,853	4,708,228

Total liabilities	2,477,853	4,708,228

Stockholders' deficit:

Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 5,759,722 and 3,436,840 shares issued and outstanding	5,760	3,437
Additional-paid in capital	2,838,526	2,281,275
Accumulated deficit	(4,580,707)	(6,992,731)
Total stockholders' deficit	(1,736,421)	(4,708,019)

Total liabilities and stockholders' deficit	$741,432	$209

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015

Sales	$247,866	$-
Cost of goods sold	158,939	-
Gross profit	88,927	-

Operating expenses:
General and administrative	289,296	344,232
Loss from operations	(200,369)	(344,232)

Other income (expenses):
Gain (loss) on derivative liability	2,644,887	(4,152,164)
Interest expense	(32,494)	(175,151)
Loss on settlement of accounts payable	-	(3,585)
Total other income (expenses)	2,612,393	(4,330,900)

Net income (loss) from continuing operations	2,412,024	(4,675,132)

Net loss from discontinued operations	-	(83,942)

Net income (loss)	$2,412,024	$(4,759,074)

Basic earnings (loss) per common share
Continuing operations	$0.60	$(1.47)
Discontinued operations	-	(0.03)
	$0.60	$(1.49)

Diluted loss per common share
Continuing operations	$(0.02)	$(1.47)
Discontinued operations	-	(0.03)
	$(0.02)	$(1.49)

Basic weighted average shares outstanding	4,025,189	3,189,604
Diluted weighted average shares outstanding	4,980,726	3,189,604

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended September 30, 2016 and 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance as September 30, 2014	2,591,840	$2,592	$1,795,158	$(2,233,657)	$(435,907)

Common stock issue for accounts payable	3,000	3	15,747	-	15,750

Common stock issue for services	42,000	42	251,958	-	252,000

Common stock issued for convertible debt	800,000	800	9,200	-	10,000

Value of beneficial conversion feature	-	-	149,212	-	149,212

Gain on settlement of accounts payable with related party	-	-	60,000	-	60,000

Net loss	-	-	-	(4,759,074)	(4,759,074)

Balance as September 30, 2015	3,436,840	3,437	2,281,275	(6,992,731)	(4,708,019)

Common stock issue for acquisition	100,000	100	159,400	-	159,500

Common stock issue for cash	377,000	377	376,623	-	377,000

Common stock issue for debt	1,845,882	1,846	21,228	-	23,074

Net income	-	-	-	2,412,024	2,412,024

Balance as September 30, 2016	5,759,722	$5,760	$2,838,526	$(4,580,707)	$(1,736,421)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,412,024	$(4,759,074)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	-	252,000
(Gain) loss in fair value of derivative liability	(2,644,887)	4,152,164
Depreication and amoritzation	66,083	-
Loss on settlement of accounts payable	-	3,585
Amortization of beneficial conversion feature	-	149,212
Impairment of asset	-	80,000
Changes in operating assets and liabilities
Accounts receivable	(30,891)	-
Accounts payable and accrued expense	53,286	73,668
NET CASH USED IN OPERATING ACTIVITIES	(144,385)	(48,445)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses	(612,000)	-
Purchase of mineral property	-	(20,000)
NET CASH USED IN INVESTING ACTIVITIES	(612,000)	(20,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable	363,500	500
Payment on notes payable	-	(500)
Proceeds from the sale of common stock	377,000	-
Proceeds from advances-related parties	20,800	68,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	761,300	68,630

Net increase in cash	4,915	185
Cash, beginning of period	209	24
Cash, end of period	$5,124	$209

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$159,500	$-
Discount due to beneficial conversion feature	$-	$149,212
Reclassification of advances, related party to convertible debenture, related party	$-	$149,212
Reclassification of accrued interest, related party to convertible debenture, related party	$-	$75,754
Reclassification of notes payable, related party to advances, related party	$-	$5,748
Note payabel for purchase of mineral property	$-	$60,000
Common stock issued for conversion of convertible debentures and accrued interest	$23,074	$10,000
Common stock issued for settlement of accounts payable	$-	$12,165
Accounts payable settled with former related party	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Creative Waste Solutions, Inc. (formally Silverstar Resources, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on December 5, 2003. On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions Inc.

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

On March 10, 2015, the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties.

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation (“Creative”) whereby the Company purchased 100% of the membership interest for $25,000 (see Note 13).

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. ("Integrated"). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 Shares of common stock of the Company (see Note 13).

On August 26, 2016, the Company purchased certain assets of Easy Disposal, Inc. (“Easy”), for an aggregate amount of $396,500 which includes 50,000 shares of common stock of the Company, valued at $2.19 per share and the remainder in cash (see Note 13)

On December 20, 2016 the Company entered into a Letter of Intent to acquire certain assets of Thoroughbred Waste Services LLC. (see Note 18)

On December 27, 2016, the Company entered into a letter of intent to acquire certain assets of Creative Land Management (see Note 18)

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At September 30, 2016, the Company’s allowance for doubtful accounts was $0.

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

Equipment

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no options outstanding during the periods presented.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the year ended September 30, 2015, the Company recorded an impairment loss of $80,000. There was no impairment loss recorded for the year ended September 30, 2016.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its acquisition of Easy. As of September 30, 2016, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the years ended September 30, 2016 and 2015.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ deficit.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,580,707 as of September 30, 2016. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - EQUIPMENT

Equipment at September 30, 2016 consisted of the following:

Equipment	$90,000
90,000
Less accumulated depreciation	(1,500)
Equipment, net	$88,500

Depreciation expense for the years ended September 30, 2016 and 2015 was $1,500 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

 Intangible assets at September 30, 2016 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(64,583)
Intangible assets, net	$460,417

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the years ended September 30, 2016 and 2015 was $64,583 and $0, respectively.

Future amortization of intangible assets is as follows:

Years ending September 30,
2017	$187,500
2018	122,917
$310,417

NOTE 6 - ASSET HELD FOR SALE

On April 14, 2015, the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. As part of the treatment of the asset for sale, the Company under ASC 205 Discontinued Operations has treated the expenses related with its acquisition of $3,942 as discontinued operations expense. During the year ended September 30, 2015, the Company determined that this asset had become impaired and took a charge to earnings of $80,000 which is also reflected in discontinued operations.

NOTE 7 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE- RELATED PARTIES

On January 15, 2015, the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company's common stock.

On February 23, 2015, a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,142 of which $24,328 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,142 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 10.

The change is terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 298%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 1.31 years, and (5) estimated fair value of the Company's common stock is $2.00. The fair value calculated as of September 30, 2016 was $1,507,277. Respectively for  the year ended September 2015, the fair value of the embedded derivatives at inception was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 281.67%, (3) weighted average risk-free interest rate of 0.025%, (4) expected life of 2.52 year, and (5) estimated fair value of the Company's common stock is $6.00. The initial fair value of the embedded debt derivative was $1,610,091 with the fair value calculated as of September 30, 2015 was $4,152,164.  During the years ended September 30, 2016 and 2015 the change in fair value of $2,644,887 and $(4,152,164), respectively, resulted in a gain (loss) reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

On August 17, 2016, the Company issued a note payable to a related party in the amount of $17,000. The note is unsecured, accrues interest at 10% per annum and is due on October 1, 2016.

As of September 30, 2016 and 2015, the amount due under the convertible debentures and notes payable to related party was $241,896 and $224,896 respectively.

NOTE 8 – CONVERTIBLE DEBENTURES

The Company has a convertible debenture that is convertible into shares of common stock at $0.0125 per share.

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

On July 15, 2016, the Company converted this convertible debenture plus $4,162 of accrued interest into 1,845,882 shares of the Company’s common stock

As of September 30, 2016 and 2015, the amount of convertible debt outstanding was $0 and $18,912, respectively.

NOTE 9 – NOTES PAYABLE

On June 2, 2014, the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of September 30, 2016 and 2015 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015, the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of September 30, 2016 and 2015 the outstanding balance of was $60,000 and $60,000, respectively.

On December 29, 2015, the Company issued a $17,500 note payable bearing interest of 6% to an unrelated party. The proceeds of the note were used for working capital.

On April 4, 2016, the Company issued a $29,000 note payable bearing interest of 10% to an unrelated party. The proceeds of the note were used for working capital.

On August 26, 2016, the Company issued two notes payable to unrelated parties for $300,000 that bearing interest at 10%. The proceeds of the note were used to purchase Easy.

NOTE 10 – ADVANCES - RELATED PARTIES

During the year ended September 30, 2015 an officer and director and a related party shareholder of the Company advanced $68,630 in cash, paid $5,748 for interest on behalf of the Company and came to an agreement that $24,398 would be convertible and borrowed $123,853 during the year ended September 30, 2014 to the Company by paying certain Company expenses or to pay its expenses. During the year ended September 30, 2015, $149,212 of the total advances was converted into a convertible debenture. During the year ended September 30, 2016, additional advances of $20,800 were made to the Company. As of September 30, 2016 and the total amount due to the related parties under these advances were $76,546 and $55,746, respectively.

The advances are unsecured, do not have a term and carry no interest rate.

NOTE 11 – DERIVATIVE INSTRUMENTS

During the year ended September 30, 2016, the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. These instruments are measured at fair value at the end of each reporting period. (See Note 7).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2016 and 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at September 30, 2016	$-	$-	$1,507,277	$1,507,277
Derivative liabilities at September 30, 2015	$-	$-	$4,152,164	$4,152,164

The below table represents the change in the fair value of the derivative liabilities during the years ended September 30, 2016 and 2015:

Fair value of derivatives, September 30, 2014	$-
Derivative day one measurement - loss due to derivative	1,610,091
Change in fair value of derivative liability - loss	2,542,073
Fair value of derivatives, September 30, 2015	4,152,164
Change in fair value of derivative liability - gain	(2,644,887)
Fair value of derivatives, September 30, 2016	$1,507,277

NOTE 12 – EARNINGS (LOSS) PER SHARE

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Year Ended September 30,
	2016	2015
Basic

Net income (loss)	$2,412,024	$(4,759,074)

Weighted average common shares outstanding	4,025,189	3,189,604

Basic earnings (loss) per share	$0.60	$(1.49)

Diluted

Net income (loss)	$2,412,024	$(4,759,074)
Subtract: Interest expense for convertible debentures	(12,913)	-
Subtract: Change in derivative liability	(2,644,887)	-
Net income (loss) applicable for diluted earnings (loss) per share	$(245,776)	$(4,759,074)

Weighted average common shares outstanding	4,025,189	3,189,604
Add: Shares issued upon conversion of convertible debentures	955,537	-
Assumed weighted average common shares outstanding	4,980,726	3,189,604

Diluted earnings (loss) per share	$(0.05)	$(1.49)

NOTE 13 – ACQUISITIONS

On April 7, 2016, the Company entered into a membership purchase agreement with Creative whereby the Company purchased 100% of the membership interest for $25,000.

On May 22, 2016, the Company entered into a stock purchase agreement with Integrated. Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares of common stock of the Company. The common stock was valued at $1.00 per shares which was the closing price of the Company’s common stock on May 22, 2016.

On August 26, 2016, the Company purchased certain assets of Easy for an aggregate amount of $396,500 which includes 50,000 shares of common stock of the Company and $287,000 in cash. The common stock was valued at $2.19 per shares, which was the closing price of the Company’s common stock on August 26, 2016.

The Company purchased Creative, Integrated and Easy to integrate itself in the waste management business in southeastern region of the United States.

The transactions are accounted for as business combinations in accordance with ASC 805. A summary of the purchase price allocations at fair value is below.

	Creative	Integrated	Easy

Furniture and equipment	$-	$-	$90,000
Deposit	-	-	7,000
Customer list	25,000	350,000	-
License	-	-	150,000
Goodwill	-	-	149,500
Purchase price	$25,000	$350,000	$396,500

The customer lists are being amortized over 24 months and licenses are not being amortized.

The revenue from the above acquisitions included in the results of operations from their respective dates of acquisition to September 30, 2016 was $247,866.

The unaudited pro forma information showing the operating results as if all the acquisitions took place on October 1, 2014 is not currently available.

NOTE 14 - EQUITY

During the year ended September 30, 2016, the Company issued shares of common stock as follows:

•	100,000 shares for acquisitions valued at $159,500. The value was determined based on the Company’s stock price at the date of issuance;

•	377,000 shares to investors for cash of $377,000; and

•	1,845,882 shares for the conversion of $23,074 of convertible debentures and accrued interest.

During the year ended September 30, 2015, the Company issued shares of common stock as follows:

•	40,000 shares to an officer with a value of $240,000 for service;

•	2,000 shares to an individual with a value of $12,000 for service; and

•	800,000 shares of common stock with a value of $10,000 for debt.

On November 18, 2014 the Company issued 3,000 shares with a value of $15,750 to one individual for the settlement of $12,165 of accounts payable. The Company computed the fair value of the stock issued for the debt and recorded a loss on settlement of accounts payable of $3,585.

During the year ended September 30, 2015, the Company settled certain accounts payable due to a former related party for $60,000 less that the amount of the debt. Since this gain was related to a settlement with a related party at the time of settlement, the gain has been recorded directly to additional paid in capital.

NOTE 15 – INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2016. There are no current or deferred tax expenses for the years ended September 30, 2016 and 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	2016	2015

Deferred income tax asset attributed to:
Current operations	$73,393	$68,718
Less: Change in valuation allowance	(73,393)	(68,718)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at September 30 are as follows:

	2016	2015

Income tax operating loss carryforward	$2,596,494	$2,435,770

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$882,808	$828,162
Amortization of intangible assets	18,747	-
Total deferred tax assets	901,555	828,162
Less: valuation allowance	(901,555)	(828,162)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2016, the Company has an unused net operating loss carry-forward balance of approximately $2,600,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2034.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 16 – DISCONTINUED OPERATIONS

On April 14, 2015, the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. The Company is actively seeking to dispose of the asset through a sale. The Company is treating the disposition of this property as a discontinued operation. At September 30, 2015, the Company determined that this asset was fully impaired and took a charge to earnings of $80,000. In addition, the Company has treated the expenses related with its acquisition of $3,942 as discontinued operations expense.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its office space under long-term operating lease expiring in January 2018, with the option to renew for an additional five years. The lease was acquired with the acquisition of Easy. Rent expense was $7,229 and $0 years ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2017	$57,400
2018	19,400
$76,800

NOTE 18 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that other than the subsequent events disclosed in the following paragraphs it does not have any other material subsequent events to disclose in these financial statements.

On December 20th, 2016 and December 27th 2016, the Company entered into letters of intent to acquire certain assets of Thoroughbred Waste Services, LLC and Creative Land Management LLC, for the purchase price of $1.2 Million and $2.5 Million, respectively to be paid in a combination of Stock and Cash. These non-binding purchases will be dependent on processes of due diligence.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2016, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under theDodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

Name	Position Held with OurCompany	Age	Date First Elected or Appointed
Jared Robinson	Chief Executive Officer, and Director	45	March 3, 2013
Joseph Graham	Secretary and Director	33	August, 11, 2013

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Creative Waste Solutions, Inc., 1489 West Warm Springs Road, Ste. 110, Henderson, Nevada 89014.

ITEM 11: EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Guy Martin(1)	2014	28,050	--	--	--	--	--	--		28,050
Former Chief	2013	10,000	--	--	--	--	--	17,300	(6)	27,300
Executive Officer, Former Chief	2012		--	--	--	--	--	--
Financial Officer and Former Director

Joseph Graham(2)	2016	--	--	--	--	--	--	--		--
Secretary and	2015	--	--	--	--	--	--	--		--
Director	2014	--	--	--	--	--	--	--		--

Jared Robinson(3)	2016	--	--	--	--	--	--	--		--
Chairman,	2015	--	--	--	--	--	--	--		--
Director, Former Chief Financial Officer	2014	--	--	--	--	--	--	--		--

Sean Carrick(4)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Former Director	2012	--	--	--	--	--	--	--		--

Neil Kleinman(5)	2014	--	--	--	--	--	--	--		--
Former Chief	2013	--	--	--	--	--	--	--		--
Executive Officer and Director	2012	--	--	--	--	--	--	--		--

Lowell Holden (7)	2015	--	--	--	--	--	--	47,500		47,500
Former Chief Financial	2014	--	--	--	--	--	--	30,000		30,000
Officer	2013	--	--	--	--	--	--	--		--
Abraham Mishal	2016

_______________

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

(8)	Mr. Abraham Mishal was elected to our Board of Directors on July 15, 2016

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

Stock Options/SAR Grants

During our fiscal year ended September 30, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2016.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Address of BeneficialOwner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Joseph Graham(4) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	30,000	.87%

Jared Robinson(5) 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	50,000	1.45%

Petra Corporation 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	470,000	13.68%

Lilia Mishal 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	581,316	16.91%

Jaime Mayo 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	1,001,000	29.13%

Directors and Executive officers as a Group	80,000	2.32%

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

De Leon & Company, PA was our independent auditors for the fiscal years ended September 30, 2016, MaloneBailey LLP for the years ended September 30, 2015.

The following table for De Leon & Company, PA shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2016 and 2015.

	2016	2015

Audit Fees	$17,500	$3,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$17,500	$3,000

The following table for Malone Bailey LLP shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2016 and 2015

	2016	2015

Audit Fees	$52,500	$-
Audit-Related Fees
Tax Fees
All Other Fees
Total	$52,500	$-

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

______________

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

Creative Waste Solutions, Inc..
(Registrant)

Dated: January 11, 2017	By:	/s/ Jared Robinson
	Name:	Jared Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 11, 2017	By:	/s/ Joseph Graham
	Name:	Jared Robinson
	Title:	Chief Executive Officer and Director

Dated: January 11, 2017	By:	/s/ Jared Robinson
	Name:	Joseph Graham
	Title:	Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

_______________

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general language in any filings.

