Form 10-K/A
period 2016-09-30
Creative Waste Solutions, Inc.
filed 2017-02-21
CIK 1385329

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

SEC File No. 333-140299

Creative Waste Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	IRS I.D.

1440 NW 1st Court, Boca Raton FL.	33432
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (561)-757-3585

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

PART I

Item 1. Description of Business

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton, FL 33432. Our telephone number is (561) 757-3585. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

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

 Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton FL 33432. Our telephone number is (561)-757-3585. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Silverstar Resources, Inc.  which was incorporated solely to effect the name change of our company to SilverStar Resources, Inc.

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

De Leon & Company, P.A. Pembroke Pines, Florida
January 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of

Creative Waste Solutions, Inc. (formerly Silverstar Resources, Inc.)

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Creative Waste Solutions, Inc. (formerly Silverstar Resources, Inc.) (the “Company”) as of September 30, 2015 and the related statement of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements of the Company present fairly, in all material respects, their consolidated financial position as of September 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

February 19, 2016

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

Creative Waste Solutions, Inc..
(Registrant)

Dated: February 21, 2017	By:	/s/ Jared Robinson
	Name:	Jared Robinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 21, 2017	By:	/s/ Joseph Graham
	Name:	Jared Robinson
	Title:	Chief Executive Officer and Director

Dated: February 21, 2017	By:	/s/ Jared Robinson
	Name:	Joseph Graham
	Title:	Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

_______________

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general language in any filings.

