Form 10-Q
period 2016-12-31
Creative Waste Solutions, Inc.
filed 2017-02-21
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

or

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

(561) 757-3585

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 17, 2017 there were 5,769,722 shares of Common Stock of the issuer outstanding.

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

3

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31,	September 30,
	2016	2016
ASSETS
Current assets -
Cash	$5,094	$5,124
Accounts receivable, net	17,634	30,891
Total current assets	22,728	36,015

Deposit	7,000	7,000
Equipment, net	84,000	88,500
Intangible assets, net	413,542	460,417
Goodwill	149,500	149,500
Total assets	$676,770	$741,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$192,039	$163,645
Convertible debentures and notes payable, related parties	241,896	241,896
Note payable	488,489	488,489
Advances-related parties	76,546	76,546
Derivative liability	1,635,353	1,507,277
Total current liabilities	2,634,323	2,477,853

Total liabilities	2,634,323	2,477,853

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 5,759,722 and 5,759,722 shares issued and outstanding	5,760	5,760
Additional-paid in capital	2,838,526	2,838,526
Accumulated deficit	(4,801,839)	(4,580,707)
Total stockholders' deficit	(1,957,553)	(1,736,421)

Total liabilities and stockholders' deficit	$676,770	$741,432

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2016	2015

Sales	$229,539	$-
Cost of goods sold	208,182	-
Gross profit	21,357	-

Operating expenses:
General and administrative	98,543	-
Loss from operations	(77,186)	-

Other income (expenses):
Loss on derivative liability	(128,076)	(114,930)
Interest expense	(15,870)	(6,965)
Total other income (expenses)	(143,946)	(121,895)

Net income (loss) from continuing operations	(221,132)	(121,895)

Net loss from discontinued operations	-	(10,670)

Net income (loss)	$(221,132)	$(132,565)

Basic earnings (loss) per common share
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	-	(0.00)
	$(0.04)	$(0.04)

Diluted loss per common share
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	-	(0.00)
	$(0.04)	$(0.04)

Basic weighted average shares outstanding	5,759,722	3,436,840
Diluted weighted average shares outstanding	5,759,722	3,436,840

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(221,132)	$(121,895)
Net loss from discontinued operations	-	(10,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss in fair value of derivative liability	128,076	114,930
Depreciation and amoritzation	51,375	-
Changes in operating assets and liabilities
Accounts receivable	13,257	-
Accounts payable and accrued expense	28,394	6,965
NET CASH USED IN OPERATING ACTIVITIES	(30)	(10,670)

CASH FLOW FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from note payable	-	17,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	17,500

Net (decrease) increase in cash	(30)	6,830
Cash, beginning of period	5,124	209
Cash, end of period	$5,094	$7,039

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$250	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Creative Waste Solutions, Inc. (formally Silverstar Resources, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on December 5, 2003. On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions Inc. The Company operates in the waste management industry.

On March 10, 2015, the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties.

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation (“Creative”) whereby the Company purchased 100% of the membership interest for $25,000 (see Note 12).

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. ("Integrated"). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 Shares of common stock of the Company (see Note 12).

On August 26, 2016, the Company purchased certain assets of Easy Disposal, Inc. (“Easy”), for an aggregate amount of $396,500 which includes 50,000 shares of common stock of the Company, valued at $2.19 per share and the remainder in cash (see Note 12).

On December 20, 2016 the Company entered into a Letter of Intent to acquire certain assets of Thoroughbred Waste Services LLC (see Note 17).

On December 27, 2016, the Company entered into a letter of intent to acquire certain assets of Creative Land Management (see Note 17).

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

Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2016 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2016 as reported on Form 10-K, have been omitted.

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2016 and September 30, 2016, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the quarters ended December 31, 2016 and 2015, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of December 31, 2016 and September 30, 2016, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three months ended December 31, 2016 and 2015, however, the Company had operating losses during those period and, accordingly, the potential convertible shares were not considered in the EPS calculation due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended December 31, 2016 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,801,839 as of December 31, 2016 and incurred a loss from operations of $77,186 for the three months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - EQUIPMENT

Equipment at December 31, 2016 consisted of the following:

Equipment	$90,000
90,000
Less accumulated depreciation	(6,000)
Equipment, net	$84,000

Depreciation expense for the three months ended December 31, 2016 and 2015 was $4,500 and $0, respectively.

NOTE 5 - INTANGIBLE ASSETS

 Intangible assets at December 31, 2016 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(111,458)
Intangible assets, net	$413,542

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the three months ended December 31, 2016 and 2015 was $46,875 and $0, respectively.

Future amortization of intangible assets is as follows:

Years ending September 30,
2017	$140,625
2018	122,917
$263,542

NOTE 6 - ASSET HELD FOR SALE

On April 14, 2015, the Company acquired the working interest of two producing oil and gas properties in Alberta Canada for US $80,000. The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. During the year ended September 30, 2015, the Company determined that this asset had become impaired and took a charge to earnings of $80,000 (see Note 15).

NOTE 7 - CONVERTIBLE DEBENTURES - RELATED PARTY

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

The change in terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at December 31, 2016 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 97%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.56 years, and (5) estimated fair value of the Company's common stock is $2.19. The fair value calculated as of December 31, 2016 was $1,635,353. During the three months ended December 31, 2016 and 2015 the increase in fair value of $128,076 and $114,930, respectively, resulted in a loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of December 31, 2016 and 2015, the amount due under the convertible debentures to related party was $224,896 and $224,896 respectively.

NOTE 8 - NOTES PAYABLE

On June 2, 2014, the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of December 31, 2016 and 2015 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015, the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of December 31, 2016 and 2015 the outstanding balance of was $60,000 and $60,000, respectively.

On December 29, 2015, the Company issued a $17,500 note payable bearing interest of 6% to an unrelated party. The proceeds of the note were used for working capital.

On April 4, 2016, the Company issued a $29,000 note payable bearing interest of 10% to an unrelated party. The proceeds of the note were used for working capital.

On August 16, 2016, the Company issued a $17,000, 10% annual interest, demand note payable to a related party.

On August 26, 2016, the Company issued two notes payable to unrelated parties for $300,000 that bear interest at 10%. The proceeds of the note were used to purchase Easy.

NOTE 9 - ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $76,546 as of December 31, 2016 and September 30, 2016, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and 2015:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at December 31, 2016	$-	$-	$1,635,353	$1,635,353
Derivative liabilities at December 31, 2015	$-	$-	$4,267,094	$4,267,094

The below table represents the change in the fair value of the derivative liabilities during the three months ended December 31, 2016 and 2015:

Fair value of derivatives, September 30, 2015	$4,152,164

Change in fair value of derivative liability - loss	114,930
Fair value of derivatives, December 31, 2015	4,267,094

Fair value of derivatives, September 30, 2016	1,507,277
Change in fair value of derivative liability - loss	128,076
Fair value of derivatives, December 31, 2016	$1,635,353

NOTE 11 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of December 31, 2016 would result in an increase of approximately 1,795,920 shares. The Company incurred an operating loss of 77,186 and -0- for the three months ended December 31, 2016 and 2015, respectively, accordingly, the convertible shares were not used to calculate EPS due to their anti-dilutive effect.

NOTE 12 - ACQUISITIONS

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

NOTE 13 - EQUITY

During the three months ended December 31, 2016 and 2015, the Company did not issue any shares of common stock.

NOTE 14 - INCOME TAXES

The Company has losses carried forward for income tax purposes through December 31, 2016. There are no current or deferred tax expenses for the three months ended December 31, 2016 and 2015 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the three months ended December 31, 2016 consists of the following:

	2016	2015

Deferred income tax asset attributed to:
Current operations	$31,639	$5,996
Less: Change in valuation allowance	(31,639)	(5,996)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at December 31, 2016 and September 30, 2016 are as follows:

	Dec. 31, 2016	Sept. 30, 2016

Income tax operating loss carryforward	$2,642,675	$2,596,494

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$898,510	$882,808
Amortization of intangible assets	34,685	18,747
Total deferred tax assets	933,195	901,555
Less: valuation allowance	(933,195)	(901,555)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2016, the Company has an unused net operating loss carry-forward balance of approximately $2,640,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2036.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 15 - DISCONTINUED OPERATIONS

Prior to the business acquisitions referred to in Note 12, the Company operated in the oil and gas industry. The Company discontinued operating in the oil and gas industry and operates in the waste management industry. Accordingly, the financial statements for the three months ended December 31, 2015 reflect as loss from discontinued operations the losses incurred from the oil and gas operations. The Company wrote-off an asset consisting of two oil and gas properties located in Alberta Canada in the September 30, 2015 fiscal year as disclosed in Note 6. The Company is actively seeking to dispose of the asset through a sale and will account for the disposition of this property as a discontinued operation.

NOTE 16 -COMMITMENTSAND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Rent expense was $14,787 and $0 for the three months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum annual payments, including sales tax, under operating lease agreements for fiscal years ending September 30 are as follows:

2017	$46,057
2018	20,564
$66,621

NOTE 17 - LETTERS OF INTENT

On December 20th, 2016 and December 27th 2016, the Company entered into letters of intent to acquire certain assets of Thoroughbred Waste Services, LLC and Creative Land Management LLC, for the purchase price of $1.2 million and $2.5 million, respectively to be paid in a combination of stock and cash. These non-binding purchases will be dependent on processes of due diligence.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended December 31, 2016, which are included herein.

Sales

Sales for the three months December 31, 2016 were $229,539 as compared to $0 for the same period. in 2015. The increase in sales is due to the acquisitions of Creative and Integrated and assets of Easy Disposal.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2016 were $208,182 as compared to $0 for the same periods in 2015. The increase in cost of goods sold is due to the increase in sales.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 were $98,543, as compared to $10,670 in operating expenses for the three months ended December 31, 2015. This represents an increase of $87,873 for three months ended December 31, 2015. The increase for the three months is a result of the additional operating costs associated with the acquisitions of Creative, Integrated and Easy, that occurred during the fourth quarter of 2016. The increase for the six months was primarily a result of an overall increase in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Net Income (Loss)

Our net (loss) for the three months ended December 31, 2016 was $(221,132) compared to a net loss of $(132,565) for the three months ended December 31, 2015. The increase in the 2016 net loss compared to 2015 is primarily due to the increase in operating activities pertaining to the acquisitions made during the quarter ended September 30, 2016 and interest expense resulting from additional debt used to finance the acquisitions.

Liquidity and Capital Resources

At December 31, 2016 we had cash of $5,094 as compared to $5,124 in cash at September 30, 2016. Our accounts receivable at December 31, 2016 were $17,634 compared to $30,891 at September 30, 2016. Our accounts payable and accrued expenses at December 31, 2016 were $192,039 and $163,645 as of September 30, 2016. On December 31, 2016 we had convertible debentures of $241,896 outstanding, due to related parties as compared to $241,896 for period ended September 30, 2016. We had $76,546 in advances to related parties at December 31, 2016 as compared to $ 76,546 for the period ended September 30, 2016. Our Derivative liability were $1,635,353 for the period ended December 31, 2016 and $1,507,277 for the period ended September 30, 2016. Our total liabilities were $2,634,323 on December 31, 2016 as compared to $2,477,853 on September 30, 2016. We have a working capital deficit of $4,779,111 as of December 31, 2016 as compared to our working capital deficit of 4,544,692 as of September 30, 2016.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2016. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of December 31, 2016 was cash of $22,728 as compared to total current assets of $36,015 as of September 30, 2016. The decrease in current assets was due to less accounts receivable due to seasonality.

Our total current liabilities as of December 31, 2016 were $2,634,323 as compared to total current liabilities of $2,477,853 as of September 30, 2016. The increase in current liabilities was primarily attributed to a decrease in our derivative liability and an increase in accounts payable and accrued interests.

Cash Flows

Operating Activities

Cash used in operating activities was $(30) for the three months ended December 31, 2016 compared to $(10,670) for the three months ended December 31, 2016. The decrease in cash used in operating activities was primarily due to the write down of assets from discontinued operations.

Investing Activities

Cash used in investing activities was $0 for the three months ended December 31, 2016 compared to $0 for the three months ended December 31, 2016.

Financing Activities

Cash provided by financing activities for the three months ended December 31, 2016 was $0 compared to $17,500 for the three months ended December 31, 2015. The decrease was due to no outside financing in that period.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months ended December 31, 2016 and 2015 due to the net operation loss in the USA.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2016, our company has accumulated losses of $4,801,839. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2015, De Leon & Company, P.A.., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: February 21, 2017	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

