Form 10-Q
period 2017-03-31
Creative Waste Solutions, Inc.
filed 2017-05-22
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

As of May 22, 2017 there were 5,769,722 shares of Common Stock of the issuer outstanding.

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

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, September 30,
	2017	2016

ASSETS

Current assets -
Cash	$4,039	$5,124
Accounts receivable, net	24,226	30,891
Total current assets	28,265	36,015

Deposit	7,000	7,000
Equipment, net	79,500	88,500
Intangible assets, net	366,667	460,417
Goodwill	149,500	149,500
Total assets	$630,932	$741,432

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$207,853	$163,645
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	488,489	488,489
Advances-related parties	79,296	76,546
Derivative liability	1,533,817	1,507,277
Total current liabilities	2,551,351	2,477,853

Total liabilities	2,551,351	2,477,853

Stockholders’ deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 5,759,722 and 5,759,722 shares issued and outstanding	5,760	5,760
Additional-paid in capital	2,838,526	2,838,526
Accumulated deficit	(4,764,705)	(4,580,707)
Total stockholders’ deficit	(1,920,419)	(1,736,421)

Total liabilities and stockholders’ deficit	$630,932	$741,432

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Sales	$225,273	$-	$454,812	$-
Cost of goods sold	160,756	-	368,938	-
Gross profit	64,517	-	85,874	-

Operating expenses:
General and administrative	113,601	-	212,144	-
Loss from operations	(49,084)	-	(126,270)	-

Other income (expenses):
Gain (loss) on derivative liability	101,536	2,822,259	(26,540)	2,707,329
Interest expense	(15,318)	(7,146)	(31,188)	(14,111)
Total other income (expenses)	86,218	2,815,113	(57,728)	2,693,218

Net income (loss) from continuing operations	37,134	2,815,113	(183,998)	2,693,218

Net loss from discontinued operations	-	(15,406)	-	(26,076)

Net income (loss)	$37,134	$2,799,707	$(183,998)	$2,667,142

Basic earnings (loss) per common share
Continuing operations	$0.01	$0.82	$(0.03)	$0.78
Discontinued operations	-	(0.00)	-	(0.01)
	$0.01	$0.82	$(0.03)	$0.77

Diluted earnings (loss) per common share
Continuing operations	$0.01	$0.66	$(0.03)	$0.63
Discontinued operations	-	(0.00)	-	(0.01)
	$0.01	$0.66	$(0.03)	$0.62

Basic weighted average shares outstanding	5,759,722	3,436,840	5,759,722	3,436,840
Diluted weighted average shares outstanding	6,582,529	4,261,565	5,759,722	4,261,565

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended March 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(183,998)	$2,693,218
Net loss from discontinued operations	-	(26,076)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (gain) in fair value of derivative liability	26,540	(2,707,329)
Depreciation and amoritzation	102,750	-
Changes in operating assets and liabilities
Accounts receivable	6,665	-
Accounts payable and accrued expense	44,208	22,611
NET CASH USED IN OPERATING ACTIVITIES	(3,835)	(17,576)

CASH FLOW FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	2,750
Proceeds from note payable	-	17,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,750	17,500

Net (decrease) in cash	(1,085)	(76)
Cash, beginning of period	5,124	209
Cash, end of period	$4,039	$133

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$250	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Creative Waste Solutions, Inc. (formally Silverstar Resources, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on December 5, 2003. On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions Inc. The Company operates in the waste management industry.

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

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. (“Integrated”). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 Shares of common stock of the Company (see Note 12).

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At March 31, 2017 and September 30, 2016, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the six months ended March 31, 2017 and 2016, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of March 31, 2017 and September 30, 2016, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and six months ended March 31, 2017 and 2016, however, the Company had an operating loss during the six months ended March 31, 2017, and, accordingly, the potential convertible shares were not considered in the EPS calculation for that period due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended March 31, 2017 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,764,705 as of March 31, 2017 and incurred a loss from operations of $126,270 for the six months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - EQUIPMENT

Equipment at March 31, 2017 consisted of the following:

Equipment	$90,000
90,000
Less accumulated depreciation	(10,500)
Equipment, net	$79,500

Depreciation expense for the six months ended March 31, 2017 and 2016 was $9,000 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at March 31, 2017 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(158,333)
Intangible assets, net	$366,667

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the six months ended March 31, 2017 and 2016 was $93,750 and $0, respectively.

Future amortization of intangible assets is as follows:

Years ending September 30,
2017	$93,750
2018	122,917
$216,667

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

NOTE 7 – CONVERTIBLE DEBENTURES - RELATED PARTY

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

The change in terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at March 31, 2017 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 282%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.31 years, and (5) estimated fair value of the Company’s common stock is $2.19. The fair value calculated as of March 31, 2017 was $1,533,817. During the six months ended March 31, 2017 the increase in fair value of $26,540 resulted in a loss reflected in the statement of operations. During the six months ended March 31, 2016 the decrease in fair value of $2,707,329 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of March 31, 2017 and September 30, 2016, the amount due under the convertible debentures to related party was $224,896 and $224,896, respectively.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $79,296 and $76,546 as of March 31, 2017 and September 30, 2016, respectively. The advances are unsecured, do not have a term and carry no interest rate.

NOTE 10 – DERIVATIVE INSTRUMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at March 31, 2017	$-	$-	$1,533,817	$1,533,817
Derivative liabilities at March 31, 2016	$-	$-	$1,444,835	$1,444,835

The following table represents the change in the fair value of the derivative liabilities during the six months ended March 31, 2017 and 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability - gain	(2,707,329)
Fair value of derivatives, March 31, 2016	1,444,835

Fair value of derivatives, September 30, 2016	1,507,277
Change in fair value of derivative liability - loss	26,540
Fair value of derivatives, December 31, 2016	$1,533,817

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of March 31, 2017 would result in an increase of approximately 1,817,087 shares. The Company incurred an operating loss for the six months ended March 31, 2017, accordingly, the convertible shares were not used to calculate EPS for that period due to their anti-dilutive effect.

NOTE 12 – ACQUISITIONS

On April 7, 2016, the Company entered into a membership purchase agreement with Creative whereby the Company purchased 100% of the membership interest for $25,000.

On May 22, 2016, the “Company entered into a stock purchase agreement with Integrated. Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares of common stock of the Company. The common stock was valued at $1.00 per shares which was the closing price of the Company’s common stock on May 22, 2016.

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

NOTE 13 - EQUITY

During the six months ended March 31, 2017 and 2016, the Company did not issue any shares of common stock.

NOTE 14– INCOME TAXES

The Company has losses carried forward for income tax purposes through March 31, 2017. There are no current or deferred tax expenses for the six months ended March 31, 2017 and 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the six months ended March 31, 2017 and 2016 consists of the following:

	2017	2016

Deferred income tax asset attributed to:
Current operations	$53,536	$13,664
Less: Change in valuation allowance	(53,536)	(13,664)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	Sept. 30, 2016

Income tax operating loss carryforward	$2,660,202	$2,596,494

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$904,469	$882,808
Amortization of intangible assets	53,833	18,747
Total deferred tax assets	958,302	901,555
Less: valuation allowance	(958,302)	(901,555)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of March 31, 2017, the Company has an unused net operating loss carry-forward balance of approximately $2,660,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2036.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 15 – DISCONTINUED OPERATIONS

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Rent expense was $29,998 and $0 for the six months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, future minimum annual payments, including sales tax, under operating lease agreements for fiscal years ending September 30 are as follows:

2017	$46,057
2018	5,141
$51,198

NOTE 17 – SUBSEQUENT EVENTS

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2017, which are included herein.

Sales

Sales for the three months and six months ended March 31, 2017 were $225,273 and $454,812 as compared to $0 and $0 for the same periods in 2016. The increase in sales is due to the acquisitions of Creative and Integrated and assets of Easy Disposal.

Cost of Goods Sold

Cost of goods sold for the three months and six months ended March 31, 2017 were $160,756 and $368,938, as compared to $0 for the same periods in 2016. The increase in cost of goods sold is due to the increase in sales.

Operating Expenses

Operating expenses for the three months and six months ended March 31, 2017 were $113,6901, and $212,144 as compared to $0 in operating expenses for the three and six months ended March 31, 2016. This represents an increase of $113,6901 for three months ended December 31, 2016 and $212,144 for the six months ended . The increase for the three months and six months is a result of the additional operating costs associated with the acquisitions of Creative, Integrated and Easy, and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Net Income (Loss)

Our net income (loss) for the three ended March 31, 2017 and six months ended was $37,134 and $183,998 compared to a net loss of $2,799,707 for the three months ended March 31, 2017 and 2,667,142 for the six months ended. The decrease in the net loss compared to net income in 2016 is due to the increase in operating activities, in the derivative liability in 2016 as well as the increase in interest expenses. The change in our stock price as of March 31, 2017 resulted in an increase in the derivative liability as we recorded a corresponding gain in the statement of operations as a result of this increase in this liability.

Liquidity and Capital Resources

At March 31, 2017 we had cash of $4,039 as compared to $133 in cash at March 31, 2016. Our accounts receivable at March 31, 2017 were $24,226 compared to $0 at March 31, 2016. Our accounts payable and accrued expenses at March 31, 2017 were $1,207,853 compared to 137,132 on March 31, 2016. On March 31,2017 we had convertible debentures of $241,896 outstanding, due to related parties as compared to $224,896 for period ended March 31, 2016. We had $79,296 in advances to related parties at March 31, 2017 as compared to $ 55,746 for the period ended March 31, 2016. Our Derivative liability were $1,533,187 for the period ended March 31, 2017 and $1,444,835 for the period ended March 31, 2016. Our total liabilities were $2,551,351 on March 31, 2017 as compared to $2,041,010 on March 31, 2016. We have a working capital deficit of $4,764,705 as of March 31, 2017 as compared to our working capital deficit of 4,325,589 as of March 31, 2016.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2016. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of March 31, 2017 was cash of $28,265 as compared to total current assets of $133 as of March 31, 2016 . The increase in current assets is due to the acquisitions of Easy Disposal, Creative and Integrated Waste.

Our total current liabilities as of March 31, 2017 were $2,551,351 as compared to total current liabilities of $2,041,010 as of March 31, 2016. The increase in current liabilities was primarily attributed to a decrease in our derivative liability and an increase in accounts payable and accrued interests.

Cash Flows

Operating Activities

Cash used in operating activities was $(3,835) for the three months ended March 31, 2017 compared to $(17,576) for the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to the write down of assets from discontinued operations.

Investing Activities

Cash used in investing activities was $0 for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was $2,750 compared to $17,500 for the three months ended March 31, 2016. The decrease was due to internal financing.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2017, our company has accumulated losses of $4,764,705. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2016, De Leon & Company, P.A.., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2016.

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

_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE WASTE SOLUTIONS, INC.

Date: May 22, 2017	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

