Form 10-Q/A
period 2017-03-31
Creative Waste Solutions, Inc.
filed 2017-05-25
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 25, 2017 there were 6,015,974 shares of Common Stock of the issuer outstanding.

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

NOTE 8 - NOTES PAYABLE

On June 2, 2014, the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. As of  March 31, 2017 and September 30, 2016 the outstanding balance of was $81,989 and $81,989, respectively.

On April 2, 2015, the Company issued a $60,000 one year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. As of  March 31, 2017 and September 30, 2016 the outstanding balance of was $60,000 and $60,000, respectively.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at March 31, 2017	$-	$-	$1,533,817	$1,533,817
Derivative liabilities at March 31, 2016	$-	$-	$1,444,835	$1,444,835

The following table represents the change in the fair value of the derivative liabilities during the six months ended March 31, 2017 and 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability - gain	(2,707,329)
Fair value of derivatives, March 31, 2016	1,444,835

Fair value of derivatives, September 30, 2016	1,507,277
Change in fair value of derivative liability - loss	26,540
Fair value of derivatives, March 31, 2017	$1,533,817

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

Net Income (Loss)

Our net income for the three months ended March 31, 2017 and 2016 was $37,314 and $2,799,707, respectively. For the six months ended March 31, 2017 our loss was $37,314 and for March 31, 2016, $183,998 compared to a net income of $2,667,142 for the six months ended March 31, 2016. The net income for the three and six months ended March 31, 2016 is primarily attributable to decreases in the value of the derivative liability resulting in gains of $2,822,259 and $2,707,329, respectively. Additionally, for the three and six months ended March 31, 2016, the Company has losses from discontinued operations of $15,406 and $26,076, respectively. For the three and six months ended March 31, 2017, the Company incurred losses from operations of $49,084 and $126,270, respectively, primarily because gross profit for the three and six months ended March 31, 2017 of $64,517 and $85,874, respectively, were not sufficient to cover general and administrative expenses of $113,601 and $212,144, respectively.

Liquidity and Capital Resources

At March 31, 2017 we had cash of $4,039 as compared to $ $5,124 in cash at September 30, 2016. Our accounts receivable at March 31, 2017 were $24,226 compared to $30,891 at September 30, 2016. Our accounts payable and accrued expenses at March 31, 2017 were $207,853 compared to $163,645 on September 30, 2016. On March 31, 2017 and September 30, 2016 we had convertible debentures and notes payable due to related parties of $241,896 outstanding. We had $79,296 in advances to related parties at March 31, 2017 as compared to $76,546 as of September 30, 2016. Our derivative liability was $1,533,187 as of March 31, 2017 and $1,507,277 of September 30, 2016. Our total liabilities were $2,551,351 on March 31, 2017 as compared to $2,477,853 on September 30, 2016. We have a working capital deficit of $2,523,086 as of March 31, 2017 as compared to our working capital deficit of $2,441,838 as of September 30, 2016.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2016. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our total current assets as of March 31, 2017 was $28,265 as compared to total current assets of $36,015 as of September 30, 2016 . The decrease in current assets was attributable to a decrease in cash of $1,085 and a decrease in accounts receivable of $6,665.

Our total current liabilities as of March 31, 2017 were $2,551,351 as compared to total current liabilities of $2,477,853 as of September 30, 2016. The increase in current liabilities was primarily attributed to an increase in accounts payable and accrued expenses of $44,208 and an increase in our derivative liability of $26,540.

Cash Flows

Operating Activities

Cash used in operating activities was $3,835 for the six months ended March 31, 2017 compared to $17,576 for the six months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to the discontinuance of oil and gas operations in 2016 which consumed $26,076 of cash during the six months ended March 31, 2016.

Investing Activities

Cash used in investing activities was $0 for the six months ended March 31, 2017 compared to $0 for the six months ended March 31, 2016.

Financing Activities

Cash provided by financing activities for the six months ended March 31, 2017 was $2,750 compared to $17,500 for the six months ended March 31, 2016. The decrease was due to a decline in borrowing in the 2017 period.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended March 31, 2017 and 2016 due to the net operation losses incurred by the Company and net operating tax loss carryforwards in the USA that are available to the Company.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: May 25, 2017	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

