Form 10-Q
period 2017-06-30
Creative Waste Solutions, Inc.
filed 2017-08-17
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 15, 2017 there were 6,010,936 shares of Common Stock of the issuer outstanding.

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

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	September 30,
	2017	2016
ASSETS

Current assets -
Cash	$14,325	$5,124
Accounts receivable, net	34,867	30,891
Total current assets	49,192	36,015

Deposit	7,000	7,000
Equipment, net	75,000	88,500
Intangible assets, net	319,792	460,417
Goodwill	149,500	149,500
Total assets	$600,484	$741,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$181,040	$163,645
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	346,500	488,489
Advances-related parties	76,546	76,546
Derivative liability	1,848,106	1,507,277
Total current liabilities	2,694,088	2,477,853

Total liabilities	2,694,088	2,477,853

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 6,010,936 and 5,759,722 shares issued and outstanding	6,011	5,760
Additional-paid in capital	3,011,613	2,838,526
Accumulated deficit	(5,111,228)	(4,580,707)
Total stockholders' deficit	(2,093,604)	(1,736,421)

Total liabilities and stockholders' deficit	$600,484	$741,432

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Sales	$253,020	$88,378	$707,832	$88,378
Cost of goods sold	167,400	65,526	536,338	65,526
Gross profit	85,620	22,852	171,494	22,852

Operating expenses:
General and administrative	105,755	73,987	317,899	73,987
Loss from operations	(20,135)	(51,135)	(146,405)	(51,135)

Other income (expenses):
Gain (loss) on derivative liability	(314,289)	(22,964)	(340,829)	2,684,365
Interest expense	(12,099)	(7,837)	(43,287)	(21,948)
Total other income (expenses)	(326,388)	(30,801)	(384,116)	2,662,417

Net income (loss) from continuing operations	(346,523)	(81,936)	(530,521)	2,611,282

Net loss from discontinued operations	-	-	-	(26,076)

Net income (loss)	$(346,523)	$(81,936)	$(530,521)	$2,585,206

Basic earnings (loss) per common share
Continuing operations	$(0.06)	$(0.02)	$(0.09)	$0.73
Discontinued operations	-	-	-	(0.01)
	$(0.06)	$(0.02)	$(0.09)	$0.72

Diluted earnings (loss) per common share
Continuing operations	$(0.06)	$(0.02)	$(0.09)	$0.41
Discontinued operations	-	-	-	(0.00)
	$(0.06)	$(0.02)	$(0.09)	$0.41

Basic weighted average shares outstanding	5,997,133	3,791,071	5,838,859	3,554,486
Diluted weighted average shares outstanding	5,997,133	3,791,071	5,838,859	6,328,272

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(530,521)	$2,611,282
Net loss from discontinued operations	-	(26,076)
Adjustments to reconcile net income (loss) to net cash
provided (used) in operating activities:
Loss (gain) in fair value of derivative liability	340,829	(2,684,365)
Depreciation and amoritzation	154,125	17,708
Changes in operating assets and liabilities
Accounts receivable	(3,976)	(41,574)
Accounts payable and accrued expense	48,744	42,426
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	9,201	(80,599)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of Businesses	-	(325,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(325,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	360,000
Proceeds from note payable	-	46,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	406,500

Net increase in cash	9,201	901
Cash, beginning of period	5,124	209
Cash, end of period	$14,325	$1,110

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$250	$-
Income taxes paid	$-	$-

NON-CASH FINANCING ACTIVITY:
Common stock issued for debt	$173,338	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At June 30, 2017 and September 30, 2016, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the nine months ended June 30, 2017 and 2016, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of June 30, 2017 and September 30, 2016, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and nine months ended June 30, 2017 and 2016, however, the Company had an operating loss during the three and nine months ended June 30, 2017 and the three months ended June 30, 2016, accordingly, the potential convertible shares were not considered in the EPS calculation for those periods due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the nine months ended June 30, 2017 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 -- GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $5,111,228 as of June 30, 2017 and incurred a loss from operations of $146,405 for the nine months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 -- EQUIPMENT

Equipment at June 30, 2017 consisted of the following:

Equipment	$90,000
90,000
Less accumulated depreciation	(15,000)
Equipment, net	$75,000

Depreciation expense for the nine months ended June 30, 2017 and 2016 was $13,500 and $0, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at June 30, 2017 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(205,208)
Intangible assets, net	$319,792

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the nine months ended June 30, 2017 and 2016 was $140,625 and $17,708, respectively.

Future amortization of intangible assets is as follows:

Years ending September 30,
2017	$46,875
2018	122,917
$169,792

NOTE 6 -- ASSET HELD FOR SALE

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

The change in terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at June 30, 2017 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 282%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.31 years, and (5) estimated fair value of the Company's common stock is $2.19. The fair value calculated as of June 30, 2017 was $1,533,817. During the six months ended June 30, 2017 the increase in fair value of $26,540 resulted in a loss reflected in the statement of operations. During the six months ended June 30, 2016 the decrease in fair value of $2,707,329 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of June 30, 2017 and September 30, 2016, the amount due under the convertible debentures to related party was $224,896 and $224,896, respectively.

NOTE 8 -- NOTES PAYABLE

On June 2, 2014, the Company issued a long term note payable for $81,989 to an entity for advances on work completed on the Company’s Ahbau Lake mining property in British Columbia, Canada. The note is unsecured, and bears interest at 10% per year and matures in one year at which time all principal and interest is due and payable. On April 6, 2017 the outstanding balance of $81,989 plus accrued interest of $23,242 was converted to 152,509 shares of the Company’s common stock.

On April 2, 2015, the Company issued a $60,000 one-year note bearing interest of 9% as part of the acquisition of the working interest in the Alberta oil and gas property. On April 6, 2017 the outstanding balance of $60,000 plus accrued interest of $8,107 was converted to 98,705 shares of the Company’s common stock.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $76,546 and $76,546 as of June 30, 2017 and September 30, 2016, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at June 30, 2017	$-	$-	$1,848,106	$1,848,106
Derivative liabilities at June 30, 2016	$-	$-	$1,467,799	$1,467,799

The following table represents the change in the fair value of the derivative liabilities during the six months ended June 30, 2017 and 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability - gain	(2,684,365)
Fair value of derivatives, June 30, 2016	1,467,799

Fair value of derivatives, September 30, 2016	1,507,277
Change in fair value of derivative liability - loss	340,829
Fair value of derivatives, June 30, 2017	$1,848,106

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of June 30, 2017 would result in an increase of approximately 1,838,592 shares. The Company incurred an operating loss for the nine months ended June 30, 2017, accordingly, the convertible shares were not used to calculate EPS for that period due to their anti-dilutive effect.

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

NOTE 13 -- EQUITY

During the nine months ended June 30, 2017 the Company issued 251,214 shares of common stock for the settlement of debt.

NOTE 14 – INCOME TAXES

The Company has losses carried forward for income tax purposes through June 30, 2017. There are no current or deferred tax expenses for the nine months ended June 30, 2017 and 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the nine months ended June 30, 2017 and 2016 consists of the following:

	2017	2016

Deferred income tax asset attributed to:
Current operations	$64,496	$33,714
Less: Change in valuation allowance	(64,496)	(33,714)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017	Sept. 30, 2016

Income tax operating loss carryforward	$2,671,162	$2,596,494

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$908,195	$882,808
Amortization of intangible assets	69,771	18,747
Total deferred tax assets	977,966	901,555
Less: valuation allowance	(977,966)	(901,555)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2017, the Company has an unused net operating loss carry-forward balance of approximately $2,671,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2036.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 15 – DISCONTINUED OPERATIONS

Prior to the business acquisitions referred to in Note 12, the Company operated in the oil and gas industry. The Company discontinued operating in the oil and gas industry and operates in the waste management industry. Accordingly, the financial statements for the nine months ended June 30, 2016 reflect a loss from discontinued operations from the oil and gas operations. The Company wrote-off an asset consisting of two oil and gas properties located in Alberta Canada in the September 30, 2015 fiscal year as disclosed in Note 6. The Company is actively seeking to dispose of the asset through a sale and will account for the disposition of this property as a discontinued operation.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Rent expense was $45,421 and $44,361 for the nine months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2017	$30,634
2018	-0-
$30,634

NOTE 17 -- SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events that would require an adjustment to the financial statements. The following subsequent event is the sole disclosure that is required.

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company is required to make non-refundable deposits of $50,000, pay an additional $950,000 at closing and the seller will provide $1,600,000 of financing.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended June 30, 2017, which are included herein.

Sales

Sales for the three months and nine months ended June 30, 2017 were $253,020 and $707,832 as compared to $88,378 and $88,378 for the same periods in 2016. The increase in sales is due to the acquisitions of Creative and Integrated and assets of Easy Disposal.

Cost of Goods Sold

Cost of goods sold for the three months and nine months ended June 30, 2017 were $167,400 and $536,338, as compared to $65,526 and $65,526 for the same periods in 2016. The increase in cost of goods sold is due to the increase in sales.

Operating Expenses

Operating expenses for the three months and nine months ended June 30, 2017 were $105,755, and $317,899 as compared to $73,987 and $73,987 for the same periods in 2016. This represents an increase over the 2016 period balances of $31,768 and $243,912 for the three and nine months ended June 30, 2017. The increase for the three months and nine months periods is a result of the additional operating costs associated with the acquisitions of Creative, Integrated and Easy, and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Net Income (Loss)

Our net loss for the three and nine months ended June 30, 2017 was $346,523 and $530,521, respectively, compared to a net loss of $81,936 for the three months ended June 30, 2016 and net income of $2,585,206 for the nine months ended June 30, 2016. The increase of $264,587 in the 2017 three month period net loss compared to the 2016 period net loss is primarily due to an increase in the derivative loss of $291,325 which resulted due to an increase in the expected term of the convertible note liability which is the underlying derivative related instrument. The difference in operating results for the nine months ended June 30, 2017 as compared to the same 2016 period is primarily due to an increase in loss from operations of $95,270 in the 2017 period caused by increased costs incurred as a result of the acquired operating companies offset by a derivative gain of $2,684,365 in the 2016 period while the 2017 period had a derivative loss of $340,829. The 2016 period derivative gain was primarily a result of a decrease in the stock price on the 2017 measurement date compared to the 2016 measurement date.

Liquidity and Capital Resources

At June 30, 2017 we had cash of $14,325 as compared to $5,124 at September 30, 2016. Our accounts receivable at June 30, 2017 were $34,867 compared to $30,891 at September 30, 2016. Our accounts payable and accrued expenses at June 30, 2017 were $181,040 compared to $163,645 on September 30, 2016. On June 30,2017 and September 30, 2016 we had convertible debentures and notes payable to related parties of $241,896 in each period. On June 30, 2017 and September 30, 2016 we had $76,546 in advances to related parties. On June 30, 2017 and September 30, 2016, we had notes payable to non-related parties of $346,500 and $488,489, respectively. Our total liabilities were $2,694,088 (including a derivative liability of $1,848,106) on June 30, 2017 as compared to $2,477,853 (including a derivative liability of $1,507,277) on September 30, 2016. Excluding the derivative liability, we have a working capital deficit of $796,790 as of June 30, 2017 as compared to our working capital deficit, excluding the derivative liability, of $934,561 as of September 30, 2016. The decrease in the working capital deficit of $137,771 is primarily attributable to common stock issued for debt of $173,338 on April 6, 2017.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2016. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we may not be able to continue as a going concern operation.

Working Capital

See “Liquidity and Capital Resources” above for a discussion of our working capital position.

Cash Flows

Operating Activities

Cash provided by operating activities was $9,201 for the nine months ended June 30, 2017 compared to cash used by operations of $80,599 for the nine months ended June 30, 2016. The improvement in the 2017 period to a positive cash flow from operating activities as compared to the 2016 period is primarily attributable to an increase in accounts receivable of $41,574 in the 2016 period and a reduction in the operating burn rate in 2017 as a result of sales generated from the business acquisitions.

Investing Activities

Cash used in investing activities was $0 for the nine months ended June 30, 2017. In the comparable 2016 period the Company used $325,000 of cash for business acquisitions.

Financing Activities

There was no cash provided by financing activities for the nine months ended June 30, 2017, however, the Company issued common stock to pay $173,338 of debt. Cash of $406,500 was provided by financing activities for the nine months ended June 30, 2017 comprised of $360,000 from the sale of common stock and $46,500 from note payable proceeds.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We incurred no income tax liability for the nine months ended June 30, 2017 and 2016 due to the net operating losses incurred during those periods and the net operating tax loss carryforwards that are available to the Company.

Cash Requirements

We will require additional funds to meet our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Professional and Legal Expense of $25,000

Auditing, Accounting and general administrative of $125,000

Working Capital requirements of $50,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company is not generating income from operations, has never paid any dividends, and is unlikely to pay dividends or generate earnings from operations in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of June 30, 2017, our company has accumulated losses of $5,111,228, of which $1,848,106 is attributable to a derivative liability. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the financial statements for the year ended September 30, 2016, De Leon & Company, P.A.., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of $200,000, excluding funds for acquisitions, in order to enable us to proceed with our plan of operations over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ended September 30, 2016.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: August 17, 2017	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

