Form 10-K
period 2017-09-30
Creative Waste Solutions, Inc.
filed 2018-01-16
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of January 12, 2018 was 6,010,936 The aggregate number of shares of the voting stock held by non-affiliates on January 12, 2018 was 3,130,406 with a market value of $6,260,812. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

We have 6,010,936 shares of common stock outstanding as of December 29, 2017

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

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

On June 23, 2016, the Company’s Board of Directors approved of a change of name from Silverstar Resources, Inc. to Creative Waste Solutions, Inc.

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

In connection with the acquisitions of Creative and Integrated on April 7, 2016 and May 22, 2016, respectively, the Company acquired customer lists valued at $25,000 and $350,000, respectively. The customer lists are being amortized over 24 months. Amortization expense for the twelve months ended September 30, 2017 and 2016 was $187,500 and $64,583, respectively. Amortization expense for the year ended September 30, 2018 is expected to be $187,500.

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

The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of ASC 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. As part of the treatment of the asset for sale the Company under ASC 205 Discontinued Operations has treated the expenses related with its acquisition of $3,942 as discontinued operations expense. During the year ended September 30, 2015, the Company determined that this asset had become impaired and took a charge to earnings of $80,000 which was reflected in discontinued operations.

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

Employees

As of September 30, 2017, we had no full time employees, and approximately 6-part time employees. All employees are employed within operations, sales and administration.

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

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or transfer station operating permits; (ii) supporting variable-rate tax-exempt debt and (iii) estimated final capping, closure, post-closure and environmental remedial obligations at many of our landfills. We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity.

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, business interruption and other coverages we believe are customary to the industry. Our exposure to loss for insurance

Intellectual Property

We currently do not hold any intellectual property and our website is www.usacws.com

ITEM 1A. RISK FACTORS

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

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals and new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

Our business depends on our reputation and the value of our brand.

We believe we are developing a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1440 NW 1st Court, Boca Raton FL 33432. These are virtual offices rented for $115 per month on a month to month basis. Our transfer station is located at 5691 Plunket Street, Hollywood Florida. The site was rented for $4650 per month plus sales tax through January 31, 2017 and for $4,850 per month plus sales tax for the one year period ending January 31, 2018. On that site, we have a lease that is valid until January 31, 2018 and then have a (5) Five year option to renew with a base rent of $6,000, plus sales tax. Base rent shall increase 4% each year of Option period.

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

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol “CWSS”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-17	$3.25	3.00
30-Jun-17	$2.19	1.75
31-Mar-17	$2.19	1.75
31-Dec-16	$2.19	1.75
30-Sep-16	$2.19	1.75
30-Jun-16	$2.19	1.75
31-Mar-16	$2.19	1.75
31-Dec-15	$2.19	1.75
30-Sep-15	$2.19	1.75

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 29, 2017, there were approximately 210 holders of record of our common stock. As of such date, 6,010,936 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2017.

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

On March 28, 2013 warrants to purchase 16,000 common shares were exercised by related parties yielding proceeds of $56,000 in cash received

On April 2, 2013 warrants to purchase 1,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On June 20, 2013 warrants to purchase 3,571 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On July 17 2013 the Company received $70,000 in a private transaction to purchase 9,333 shares of common stock of the Company. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014

On September 10, 2013 warrants to purchase 429 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as ‘‘shares to be issued” in 2013 and issued on March 26, 2014

On December 23, 2013 the Company issued 2,483,334 shares of common stock with a value of $34,523 for debt.

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

On September 30, 2016 the Company issued 350,000 shares of common stock for cash of $350,000.

On April 6, 2017 the Company issued 251,214 shares of common stock to two note holders for the conversion of convertible debt with a value of $173,338.

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

On March 10, 2015 the Company formed 1030029 Ltd, an Alberta numbered company as a wholly owned subsidiary to meet the requirements of holding working interest of Alberta producing oil and gas properties

On June 23, 2016 the company’s board changed its name to Creative Waste Solutions, Inc., to address its business focus.

Results of Operations

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2017 and September 30, 2016 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2017, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2017 were $452,485, representing an increase of $163,189 from the $289,296 in expenses incurred during fiscal 2016. The increase was primarily a result of an increase in our business operations and corresponding increases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Income and Loss

We had $957,331 in revenues for the year ended September 30, 2017 and $247,866 in revenues for the year ended September 30, 2016. The increase in revenues were due to the fact that in the 2017 period we had twelve months of operations from our Integrated, Creative and Easy Disposal entities which were acquired in the third and fourth quarters of fiscal 2016. Our gross profit in fiscal 2017 was $225,766 versus $88,927 in fiscal 2016, the increase of $136,839 is primarily attributable to the fact that the full year operations of our fiscal 2016 acquisitions are reflected in our fiscal 2017 statement of operations whereas in fiscal 2016 only two quarters of their operations were reflected in the statement of operations.

For the year ended September 30, 2017 we had a net loss of $1,459,747 compared to net income of $2,412,024 during the year ended September 30, 2016. The increase in the net loss was primarily due to a derivative loss on fiscal 2017 of $1,176,869 whereas in fiscal 2016 we had derivative income of $2,644,887. The large increase in the derivative liability loss in fiscal 2017 was primarily due to an increase in our stock price and a decrease in the expected term of the derivative instrument.

Our loss from operations was $226,719 in fiscal 2017 versus $200,369. The increase of $26,350 was primarily due to the increase in operating expenses of $163,189 incurred as a result of our increased operating activity in fiscal 2017 from our prior year acquisitions partially offset by the $136,839 increase of our gross profit in fiscal 2017.

Our operations to date have been financed by the sale of our common stock and third party loans. Our largest operating expenses that affect cash are rent, professional fees, and payroll. The majority of our professional fees consist of auditing and legal expenses incurred in connection with our regulatory filings with the SEC.

We anticipate generating revenues in the foreseeable future, however, revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2017 we had cash of $1,480 as compared to $5,124 in cash at September 30, 2016. Our accounts payable and accrued expenses at September 30, 2017 were $218,769 and $163,645 as of September 30, 2016. On September 30, 2017 and 2016 we had $241,896 of convertible debentures and notes payable to related parties and advances to related parties of $76,546. As of September 30, 2017 and 2016 we had a derivative liability of $2,684,146 and $1,507,277, respectively, and we had notes payable to unrelated parties of $396,500 and $488,489, respectively. Our total liabilities were $3,617,857 on September 30, 2017 as compared to $2,477,853 as at September 30, 2016. We had a working capital deficit of $3,572,747 as of September 30, 2017 as compared to our working capital deficit of $2,441,838 as of September 30, 2016. However, excluding the non-cash derivative liability, our September 30, 2017 and 2016 working capital deficits were $888,601 and $934,561, respectively.

We have limited revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets as of September 30, 2017 were cash and accounts receivable of $45,110 as compared to total current assets of $36,015 as of September 30, 2016. The increase in current assets were primarily due to accounts receivable increasing due to the increase in operating activity in fiscal 2017.

Our total current liabilities as of September 30, 2017 were $3,617,857 as compared to total current liabilities of $2,447,853 as of September 30, 2016. The increase in current liabilities was primarily attributed to an increase in the derivative liability of $1,176,869 or 78% and an increase in accounts payable and accrued expenses to $218,769 from $163,645, an increase of 34%.

Cash Flows

Operating Activities

Cash used in operating activities was $3,644 for the fiscal year ended September 30, 2017 compared to cash used in operating activities of $144,385 for the fiscal year ended September 30, 2016. The decrease of $140,741 in cash used in operating activities was primarily due to an increase in depreciation and amortization of $139,417.

Investing Activities

Cash used in investing activities was $50,000 for the fiscal year ended September 30, 2017 compared to cash used in investing activities of $612,000 for the fiscal year ended September 30, 2016, a decrease of $562,000. The decrease was due to the expenditures for business acquisitions in fiscal 2016 of $612,000 In fiscal 2017 our only investing activity was a $50,000 deposit made as a down payment towards our proposed purchase of Creative Land Management LLC.

Financing Activities

Net Cash provided by Financing Activities for the fiscal year ended September 30, 2017 was $50,000 compared to $761,300 in the year ended September 30, 2016. The decrease of $711,300 was primarily due to not selling any common stock for cash in fiscal 2017 whereas in fiscal 2016 we sold common stock for $377,000 and notes payable proceeds in fiscal 2017 were $50,000 versus $363,500 in fiscal 2016.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2017 due to the net operating loss carryforwards that are available to us in the USA.

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

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2017, our company has accumulated losses of $6,040,454. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2017, De Leon & Company, PA., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing of $1,100,000 in order to enable us to proceed with our plan of operations, including approximately $900,000 for the purchase of Creative Land Management, LLC, and $200,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Creative Waste Solutions, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Creative Waste Solutions Inc. and Subsidiaries as of September 30, 2017 and 2016 and the related statements of operations, shareholders’ equity and cash flows for the two years then ended. Creative Waste Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We were not engaged to examine management’s assertion about the effectiveness of Creative Waste Solutions, Inc.’s internal control over financial reporting as of September 30, 2017.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Waste Solutions, Inc. and Subsidiary as of September 30, 2017 and 2016, and the results of its operations and its cash for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

De Leon & Company, P.A. Pembroke Pines, Florida
January 9, 2018

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016

ASSETS
Current assets -
Cash	$1,480	$5,124
Accounts receivable, net	43,630	30,891
Total current assets	45,110	36,015

Deposits	57,000	7,000
Equipment, net	70,500	88,500
Intangible assets, net	272,917	460,417
Goodwill	149,500	149,500
Total assets	$595,027	$741,432

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$218,769	$163,645
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	396,500	488,489
Advances-related parties	76,546	76,546
Derivative liability	2,684,146	1,507,277
Total current liabilities	3,617,857	2,477,853

Total liabilities	3,617,857	2,477,853

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized
6,010,936 and 5,759,722 shares issued and outstanding	6,011	5,760
Additional-paid in capital	3,011,613	2,838,526
Accumulated deficit	(6,040,454)	(4,580,707)
Total stockholders' deficit	(3,022,830)	(1,736,421)

Total liabilities and stockholders' deficit	$595,027	$741,432

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2017	2016

Sales	$957,331	$247,866
Cost of goods sold	731,565	158,939
Gross profit	225,766	88,927

Operating expenses:
General and administrative	452,485	289,296
Loss from operations	(226,719)	(200,369)

Other income (expenses):
Gain (loss) on derivative liability	(1,176,869)	2,644,887
Interest expense	(56,159)	(32,494)
Total other income (expenses)	(1,233,028)	2,612,393

Net income (loss)	$(1,459,747)	$2,412,024

Basic earnings (loss) per common share
Net income (loss)	$(0.25)	$0.60

Diluted earnings (loss) per common share
Net income (loss)	$(0.25)	$0.48

Basic weighted average shares outstanding	5,882,232	4,025,189
Diluted weighted average shares outstanding	5,882,232	4,980,726

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at September 30, 2015	3,436,840	$3,437	$2,281,275	$(6,992,731)	$(4,708,019)

Common stock issued for acquisition	100,000	100	159,400	-	159,500

Common stock issued for cash	377,000	377	376,623	-	377,000

Common stock issued upon conversion of debt	1,845,882	1,846	21,228	-	23,074

Net income	-	-	-	2,412,024	2,412,024

Balance at September 30, 2016	5,759,722	5,760	2,838,526	(4,580,707)	(1,736,421)

Common stock issued upon conversion of debt	251,214	251	173,087	-	173,338

Net Loss	-	-	-	(1,459,747)	(1,459,747)

Balance at September 30, 2017	6,010,936	$6,011	$3,011,613	$(6,040,454)	$(3,022,830)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(1,459,747)	$2,412,024
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
(Gain) loss in fair value of derivative liability	1,176,869	(2,644,887)
Depreciation and amoritzation	205,500	66,083
Changes in operating assets and liabilities
Accounts receivable	(12,739)	(30,891)
Accounts payable and accrued expenses	86,473	53,286
NET CASH USED IN OPERATING ACTIVITIES	(3,644)	(144,385)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of businesses		(612,000)
Investment deposit	(50,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(50,000)	(612,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	377,000
Proceeds from notes payable	50,000	363,500
Proceeds from advances-related parties	-	20,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	761,300

Net (decrease) increase in cash	(3,644)	4,915
Cash, beginning of period	5,124	209
Cash, end of period	$1,480	$5,124

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$250	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition	$-	$159,500
Common stock issued for conversion of convertible debentures and accrued interest	$173,338	23,074

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

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

Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC).

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At September 30, 2017 and September 30, 2016, the Company’s allowance for doubtful accounts was $0.

Revenue Recognition

The Company recognizes revenue from waste removal services it provides to its customers. The Company’s revenue recognition policies comply with FASB ASC Topic 605. Revenue is recognized at the time the waste removal services are completed, when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended September 30, 2017 and 2016, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of September 30, 2017 and September 30, 2016, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the years ended September 30, 2017 and 2016, however, the Company had an operating loss during the year ended September 30, 2017 and, accordingly, the potential convertible shares were not considered in the EPS calculation for the September 30, 2017 year-end period due to the anti-dilutive effect of the convertible notes.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the year ended September 30, 2017 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $6,040,454 as of September 30, 2017 and incurred a loss from operations of $226,719 for the year then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs.

NOTE 4 - EQUIPMENT

Equipment at September 30, 2017 consisted of the following:

Equipment	$90,000
90,000
Less accumulated depreciation	(19,500)
Equipment, net	$70,500

Equipment at September 30, 2016 consisted of $90,000 less accumulated depreciation of $1,500, a net book value of $88,500.

Depreciation expense for the year ended September 30, 2017 and 2016 was $18,000 and $1,500, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at September 30, 2017 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(252,083)
Intangible assets, net	$272,917

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Intangible assets at September 30, 2016 consisted of the customer lists of $375,000 and the licenses of $150,000 less accumulated amortization of $64,583 for net intangible assets of $460,417.

Amortization expense for the year ended September 30, 2017 and 2016 was $187,500 and $64,583, respectively.

Future amortization of intangible assets is as follows:

Year ending September 30, 2018
$122,917

$122,917

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

The change in terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at September 30, 2017 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 70.24%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of 1.0 years, and (5) estimated fair value of the Company's common stock is $3.25. The fair value calculated as of September 30, 2017 was $2,684,146. During the year ended September 30, 2017 the increase in fair value of $1,176,869 resulted in a loss reflected in the statement of operations. During the year ended September 30, 2016 the decrease in fair value of $2,644,887 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of September 30, 2017 and September 30, 2016, the amount due under the convertible debentures to related party was $224,896 and $224,896, respectively.

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

On August 26, 2016, the Company issued two notes payable to unrelated parties for $300,000 that bear annual interest at 10%. The proceeds of the note were used to purchase Easy.

On July 30, 2017, the Company issued a note payable on demand to an unrelated party for $50,000 that bears annual interest at 10%. The proceeds of the note were used to make a deposit for the planned purchase of a Florida Limited Liability Company as disclosed in Note 16.

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $76,546 and $76,546 as of September 30, 2017 and September 30, 2016, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2017 and 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities-Sept. 30, 2017	$-	$-	$2,684,146	$2,684,146
Derivative liabilities-Sept. 30, 2016	$-	$-	$1,507,277	$1,507,277

The following table represents the change in the fair value of the derivative liabilities during the year ended September 30, 2017 and 2016:

Fair value of derivatives, September 30, 2015	$4,152,164
Change in fair value of derivative liability – gain	(2,644,887)
Fair value of derivatives, September 30, 2016	1,507,277

Fair value of derivatives, September 30, 2016	1,507,277
Change in fair value of derivative liability - loss	1,176,869
Fair value of derivatives, September 30, 2017	$2,684,146

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of September 30, 2017 would result in an increase of approximately 1,877,706 shares. The Company incurred an operating loss for the year ended September 30, 2017, accordingly, the convertible shares were not used to calculate EPS for that period due to their anti-dilutive effect.

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

NOTE 13 - EQUITY

During the years ended September 30, 2017 and 2016 the Company issued 251,214 and 1,845,882 shares of common stock, respectively, upon the conversion of debt to equity. During the year ended September 30, 2016 the Company issued 100,000 common shares for the May 22, 2016 and August 26, 2016 acquisitions disclosed in Note 12 and the Company issued 377,000 common shares for cash at $1 per share.

NOTE 14– INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2017. There are no current or deferred tax expenses for the years ended September 30, 2017 and 2016 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the years ended September 30, 2017 and 2016 consists of the following:

	2017	2016

Deferred income tax asset attributed to:
Current operations	$94,962	$73,393
Less: Change in valuation allowance	(94,962)	(73,393)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at September 30, 2017 and September 30, 2016 are as follows:

	September 30, 2017	Sept. 30, 2016

Income tax operating loss carryforward	$2,875,794	$2,596,494

Statutory federal income tax rate	34%	34%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$914,020	$882,808
Amortization of intangible assets	82,497	18,747
Total deferred tax assets	996,517	901,555
Less: valuation allowance	(996,517)	(901,555)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2017, the Company has an unused net operating loss carry-forward balance of approximately $2,876,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2036.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

NOTE 15 – DISCONTINUED OPERATIONS

Prior to the business acquisitions referred to in Note 12, the Company operated in the oil and gas industry. The Company discontinued operating in the oil and gas industry and operates in the waste management industry. Accordingly, the financial statements for the year ended September 30, 2015 reflect a loss from discontinued operations from the oil and gas operations. The Company wrote-off an asset consisting of two oil and gas properties located in Alberta Canada in the September 30, 2015 fiscal year as disclosed in Note 6. The Company is actively seeking to dispose of the asset through a sale and will account for the disposition of this property as a discontinued operation.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Rent expense was $61,131 and $7,229 for the years ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2017	$-0-
2018	20,758
$20,758

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing date has been extended to January 31, 2018.

NOTE 17 – MAJOR CUSTOMER

The Company has a concentration risk in that one customer accounted for approximately 39.7% of its sales during the year ended September 30, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2017, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2017 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relates to the following:

1. Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company, accordingly, we do not have the segregation of duties consistent with a strong system of internal control. Additionally, our CEO and CFO are the same person, therefore, we do not have the checks and balances present when a company has multiple executives.

2. Lack of Internal Audit Function – We lack sufficient resources to have an internal audit function.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Jared Robinson	Chief Executive Officer, and Director	46	March 3, 2013

Joseph Graham	Secretary and Director	34	August, 11, 2013

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

Joseph Graham – Secretary and Director

Joseph Graham was appointed as secretary and director of our company on August 11, 2013. Joseph Graham is an attorney at law admitted to the Bar in the States of New York and New Jersey. Mr. Graham has a diverse skill set through his various jobs in the legal field. In 2008 Mr. Graham worked in the U.S. EPA Office of Enforcement and Compliance Assurance, Air Enforcement Division. In 2009 he worked with the Community Health Law Project, a project that prosecuted civil rights cases on behalf of the handicapped and indigent. In 2010 Mr. Graham worked for the Honorable Michael J. Yavinsky in the New York Criminal Court System where he reviewed party motion submissions, researched legal issues for pending motion hearings and decisions, and helped create a sentencing chart as a reference for all New York City Criminal Court Judges. In 2011 to 2012, Mr. Graham worked with Fred Alger Management where he received his training on SEC law and worked with general counsel of the mutual fund complex and was responsible for various regulatory filings with the SEC, reviewed all agreements, acted as a liaison with sales and marketing departments regarding their responsibilities under securities law, and provided guidance to portfolio managers and analysts regarding investment restrictions. Mr. Graham currently practices with the Community Health Law Project, advising and representing clients on a range of family, consumer, and housing law matters. Mr. Graham graduated from Pace University School of Law in 2010 and received his Bachelor of Arts from Montclair State University and was magna cum laude in 2007.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Joseph Graham(1)	2017	--	---	--	--	--	--	--	--
Secretary and	2016	--	--	--	--	--	--	--	--
Director	2015	--	--	--	--	--	--	--	--

Jared Robinson(2)	2017	--	--	--	--	--	--	--	--
Chairman, Director,	2016	--	--	--	--	--	--	--	--
Former Chief Financial Officer	2015	--	--	--	--	--	--	--	--

Lowell Holden(3)	2015	--	--	--	--	--	--	47,500	47,500
Former Chief Financial Officer

Abraham Mishal(4)	2017
Director	2016	--

________________

(1)	Joseph Graham has been our secretary and director since August 11, 2013.
(2)

Jared Robinson was appointed as our Chief Financial Officer and Director on March 3, 2013. Mr. Robinson resigned as Chief Financial Officer and was appointed Chairman of our Board of Directors on August 13, 2013

(3)

Lowell Holden acted as our Chief Financial Officer and a Director from February 1, 2011 until his resignation on September 13, 2015. Mr. Holden accrued $ 66,000 consulting fees of which $11,500 was paid to his consulting Company Mayday Management, Inc. in October, 2014

(4)	Mr. Abraham Mishal was elected to our Board of Directors on July 15, 2016

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

Stock Options/SAR Grants

During our fiscal year ended September 30, 2017 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2017.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 29, 2017 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Leon & Company, PA was our independent auditors for the fiscal years ended September 30, 2017 and September 30, 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2017 and 2016.

	2017	2016

Audit Fees	$32,500	$17,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$32,500	$17,500

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

_____________

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

Creative Waste Solutions, Inc..
(Registrant)

Dated: January 12, 2018	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 12, 2018	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer and Director

Dated: January 12, 2018	By:	/s/ Joseph Graham
Joseph Graham
Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

_____________

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

