Form 10-Q
period 2017-12-31
Creative Waste Solutions, Inc.
filed 2018-02-20
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 16, 2018 there were 6,010,936 shares of Common Stock of the issuer outstanding.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2017	2017
ASSETS
Current assets -
Cash	$7,558	$1,480
Accounts receivable, net	14,899	43,630
Total current assets	22,457	45,110

Deposits	57,000	57,000
Equipment, net	68,200	70,500
Intangible assets, net	226,042	272,917
Goodwill	149,500	149,500
Total assets	$523,199	$595,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$211,433	$218,769
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	396,500	396,500
Advances-related parties	76,546	76,546
Derivative liability	671,452	2,684,146
Total current liabilities	1,597,827	3,617,857

Total liabilities	1,597,827	3,617,857

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(4,092,252)	(6,040,454)
Total stockholders' deficit	(1,074,628)	(3,022,830)

Total liabilities and stockholders' deficit	$523,199	$595,027

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2017	2016

Sales	$224,782	$229,539
Cost of goods sold	140,529	208,182
Gross profit	84,253	21,357

Operating expenses:
General and administrative	135,363	98,543
Loss from operations	(51,110)	(77,186)

Other income (expenses):
Gain (loss) on derivative liability	2,012,694	(128,076)
Interest expense	(13,382)	(15,870)
Total other income (expenses)	1,999,312	(143,946)

Net income (loss)	$1,948,202	$(221,132)

Basic earnings (loss) per common share
Net income (loss)	$0.32	$(0.04)

Diluted earnings (loss) per common share
Net income (loss)	$0.24	$(0.04)

Basic weighted average shares outstanding	6,010,936	5,759,722
Diluted weighted average shares outstanding	7,956,933	5,759,722

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,948,202	$(221,132)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
(Gain) loss in fair value of derivative liability	(2,012,694)	128,076
Depreciation and amortization	51,375	51,375
Changes in operating assets and liabilities
Accounts receivable	28,731	13,257
Accounts payable and accrued expense	(7,336)	28,394
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	8,278	(30)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,200)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,200)	-

CASH FLOW FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash	6,078	(30)
Cash, beginning of period	1,480	5,124
Cash, end of period	$7,558	$5,094

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$250
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2017 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2017 as reported on Form 10-K, have been omitted.

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2017 and September 30, 2017, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended December 31, 2017 and 2016, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of December 31, 2017 and September 30, 2017, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three months ended December 31, 2017 and 2016, however, the Company had an operating loss during the three months ended December 31, 2016, accordingly, the potential convertible shares were not considered in the EPS calculation for that period due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended December 31, 2017 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $4,092,252 as of December 31, 2017 and incurred a loss from operations of $51,110 for the three months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - EQUIPMENT

Equipment at December 31, 2017 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(24,000)
Equipment, net	$68,200

Depreciation expense for the three months ended December 31, 2017 and 2016 was $4,500 and $4,500, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at December 31, 2017 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(298,958)
Intangible assets, net	$226,042

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the three months ended December 31, 2017 and 2016 was $46,875 and $46,875, respectively.

Future amortization of intangible assets is as follows:

Year ending September 30,
2018	76,042
$76,042

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

The change in terms of the $75,754 convertible note created derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at December 31, 2017 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 100%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of one year, and (5) estimated fair value of the Company's common stock is $0.85. The fair value calculated as of December 31, 2017 was $671,452. During the three months ended December 31, 2017 the decrease in fair value of $2,012,694 resulted in a other income gain reflected in the statement of operations. During the three months ended December 31, 2016 the increase in fair value of $128,076 resulted in a other expense loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of December 31, 2017 and September 30, 2017, the amount due under the convertible debentures to related parties was $224,896 and $224,896, respectively.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $76,546 and $76,546 as of December 31, 2017 and September 30, 2017, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and 2016:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at December 31, 2017	$-	$-	$671,452	$671,452
Derivative liabilities at December 31, 2016	$-	$-	$1,635,353	$1,635,353

The following table represents the change in the fair value of the derivative liabilities during the three months ended December 31, 2017 and 2016:

Fair value of derivatives, September 30, 2016	$1,507,277
Change in fair value of derivative liability - loss	128,076
Fair value of derivatives, December 31, 2016	1,635,353

Fair value of derivatives, September 30, 2017	2,684,146
Change in fair value of derivative liability - gain	(2,012,694)
Fair value of derivatives, December 31, 2017	$671,452

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of December 31, 2017 would result in an increase of approximately 1,945,997 shares. The Company incurred a net loss for the three months ended December 31, 2016, accordingly, none of the convertible shares were used to calculate EPS for that period due to their anti-dilutive effect.

NOTE 12 – ACQUISITIONS

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC whereby the Company purchased 100% of the membership interest for $25,000.

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

NOTE 13 - EQUITY

During the three months ended December 31, 2017 and 2016, the Company did not issue any shares of common stock.

NOTE 14– INCOME TAXES

The Company has losses carried forward for income tax purposes through December 31, 2017. There are no current or deferred tax expenses for the three months ended December 31, 2017 and 2016 due to the Company’s tax loss position. The Company had fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%, however, due to the recent tax law change the utilized rate is 21% to reflect benefits that may be realized at the new statutory rate. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the three months ended December 31, 2017 and 2016 consists of the following:

	2017	2016

Deferred income tax asset attributed to:
Current operations	$13,543	$19,542
Less: Change in valuation allowance	(13,543)	(19,542)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	Sept. 30, 2017

Income tax operating loss carryforward	$2,940,286	$2,875,794

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$568,241	$564,542
Amortization of intangible assets	49,219	39,375
Total deferred tax assets	617,460	603,917
Less: valuation allowance	(617,460)	(603,917)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2017, the Company has an unused net operating loss carry-forward balance of approximately $2,940,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2037.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. The Company exercised the five year renewal option at a base monthly rent of $6,000 plus sales tax. Rent expense was $15,423 and $14,787 for the three months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2018	$55,925
2019	76,176
2020	76,176
2021	76,176
2022	76,176
2023	19,044
$379,673

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing date has been extended to March 8, 2018, at which time the Company will have to make another $25,000 non-refundable deposit in order to obtain an additional extension.

NOTE 17- SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events that would require an adjustment to the financial statements. The following subsequent event is the sole disclosure that is required.

On February 16, 2018 the Company obtained an extension until March 8, 2018 on the closing date of the proposed LLC acquisition disclosed in Note 16.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended December 31, 2017 and 2016, which are included herein.

Sales

Sales for the three months December 31, 2017 were $224,782 as compared to $229,539 for the same period in 2016. The Company's sales remained relatively constant for the periods presented herein.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2017 were $140,529 as compared to $208,182 for the same period in 2016. The decrease in cost of goods sold is primarily due to larger costs incurred in the 2016 period as the Company was integrating the operations acquired in May 2016 and August 2016.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $135,363 as compared to $98,543 in operating expenses for the three months ended December 31, 2016. This represents an increase of $36,820 for three months ended December 31, 2017. The increase for the three months is a result of the additional operating costs associated with the fiscal year-end 2017 audit, increased payroll costs, repairs and maintenance of field equipment, and office administration.

Net Income (Loss)

Our net Income for the three months ended December 31, 2017 was $1,948,202 compared to a net loss of $221,132 for the three months ended December 31, 2016. The increase in the 2017 net income compared to 2016 is primarily due to the $2,012,694 gain on derivative liability in the 2017 period whereas there was a derivative loss of $128,076 in the 2016 period.

Liquidity and Capital Resources

At December 31, 2017 we had cash of $7,558 as compared to $1,480 in cash at September 30, 2017. Our accounts receivable at December 31, 2017 were $14,899 compared to $43,630 at September 30, 2017. Our accounts payable and accrued expenses at December 31, 2017 were $211,433 and $218,769 as of September 30, 2017. On December 31, 2017 and September 30, 2017 we had convertible debentures of $224,896 outstanding, due to related parties. We had $76,546 in advances to related parties at December 31, 2017 and September 30, 2017. Our derivative liability was $671,452 as of December 31, 2017 and $2,684,146 as of September 30, 2017. Our total liabilities were $1,597,827 on December 31, 2017 as compared to $3,617,857 on September 30, 2017. We have a working capital deficit of $1,575,370 as of December 31, 2017 as compared to our working capital deficit of $3,572,747 as of September 30, 2017.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2017. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our current assets as of December 31, 2017 totaled $22,457 and was comprised of cash of $7,558 and accounts receivable of $14,899. Our current assets as of September 30, 2017 totaled $45,110 and was comprised of cash of $1,480 and accounts receivable of $43,630. The decrease in current assets was primarily due to a decline in accounts receivable due to the timing of collections.

Our current liabilities as of December 31, 2017 totaled $1,597,827 as compared to total current liabilities of $3,617,857 as of September 30, 2017. The decrease in current liabilities was primarily due to a decrease in our derivative liability of $2,012,694.

Cash Flows

Operating Activities

Cash provided by operating activities was $8,278 for the three months ended December 31, 2017 compared to cash used by operating activities of $30 for the three months ended December 31, 2016. The increase in cash provided by operating activities was primarily due to a lower net loss (exclusive of the change in derivative liability which is a non-cash item) in 2017 of $64,492 compared to $93,056 in 2016 plus a net increase in accounts receivable collections of $15,474 in 2017 compared to 2016 less an increase in expenditures for accounts payable and accrued expense of $35,730 in 2017 compared to 2016.

Investing Activities

Cash used in investing activities was $2,200 for the three months ended December 31, 2017 compared to $0 for the three months ended December 31, 2016.

Financing Activities

No cash was provided by financing activities for the three months ended December 31, 2017 and 2016.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months ended December 31, 2017 and 2016 due to the Company's net operating tax loss in the USA.

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

Professional and Legal Expense of $50,000

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated operating profits since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2017, our company has accumulated losses of $4,092,252. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2017, De Leon & Company, P.A.., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2017.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: February 16, 2018	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

