Form 10-Q
period 2018-03-31
Creative Waste Solutions, Inc.
filed 2018-05-21
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 17, 2018 there were 6,010,936 shares of Common Stock of the issuer outstanding.

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC).  Due to weather conditions and financing challenges, the company has not been able to produce the report to the Auditor of record, De Leon & Company, P.A. Consequently, the accompanying consolidated financial statements as of March 31, 2018 and for the quarter ended March 31, 2018 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Furthermore, Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our chief executive officer and our chief financial officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee.  Additionally, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and that the information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules.  Once, we are able to meet our financial obligations to our reviewing accountant, anticipated to be no later than May 31, 2018, we will file an amendment to this report pursuant to which our chief executive officer and chief financial officer will make the certifications required under Section 302 and Section 906.

3

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND 2017

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	September 30,
	2018	2017

ASSETS
Current assets -
Cash	$4,382	$1,480
Accounts receivable, net	10,517	43,630
Total current assets	14,899	45,110

Deposit	7,000	57,000
Equipment, net	63,700	70,500
Intangible assets, net	179,167	272,917
Goodwill	149,500	149,500
Total assets	$414,266	$595,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$231,537	$218,769
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	396,500	396,500
Advances-related parties	77,546	76,546
Derivative liability	55,667	2,684,146
Total current liabilities	1,003,146	3,617,857

Total liabilities	1,003,146	3,617,857

Stockholders' deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized
6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(3,606,504)	(6,040,454)
Total stockholders' deficit	(588,880)	(3,022,830)

Total liabilities and stockholders' deficit	$414,266	$595,027

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Sales	$136,990	$225,273	$361,772	$454,812
Cost of goods sold	70,039	160,756	210,568	368,938
Gross profit	66,951	64,517	151,204	85,874

Operating expenses:
General and administrative	183,606	113,601	318,969	212,144
Loss from operations	(116,655)	(49,084)	(167,765)	(126,270)

Other income (expenses):
Gain (loss) on derivative liability	615,785	101,536	2,628,479	(26,540)
Interest expense	(13,382)	(15,318)	(26,764)	(31,188)
Total other income (expenses)	602,403	86,218	2,601,715	(57,728)

Net income (loss)	$485,748	$37,134	$2,433,950	$(183,998)

Basic earnings (loss) per common share
Net income (loss)	$0.08	$0.01	$0.40	$(0.03)

Diluted earnings (loss) per common share
Net income (loss)	$0.06	$0.01	$0.31	$(0.03)

Basic weighted average shares outstanding	6,010,936	5,759,722	6,010,936	5,759,722
Diluted weighted average shares outstanding	7,931,569	6,582,529	7,931,569	5,759,722

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,433,950	$(183,998)
Adjustments to reconcile net income (loss) to net cash
provided (used) in operating activities:
Loss (gain) in fair value of derivative liability	(2,628,479)	26,540
Depreciation and amoritzation	102,750	102,750
Forfeited deposit	50,000	-
Changes in operating assets and liabilities
Accounts receivable	33,113	6,665
Accounts payable and accrued expense	12,768	44,208
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	4,102	(3,835)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,200)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,200)	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	1,000	2,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000	2,750

Net increase in cash	2,902	(1,085)
Cash, beginning of period	1,480	5,124
Cash, end of period	$4,382	$4,039

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$250
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At March 31, 2018 and September 30, 2017, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the six months ended March 31, 2018 and 2017, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of March 31, 2018 and September 30, 2017, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and six months ended March 31, 2018 and 2017, however, the Company had an operating loss during the six months ended March 31, 2017, accordingly, the potential convertible shares were not considered in the EPS calculation for that period due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended March 31, 2018 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,606,504 as of March 31, 2018 and incurred a loss from operations of $167,765 for the six months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs. The Company’s expenses are planned to decrease, which would result in an improvement to its results of operations.

NOTE 4 - EQUIPMENT

Equipment at March 31, 2018 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(28,500)
Equipment, net	$63,700

Depreciation expense for the six months ended March 31, 2018 and 2017 was $9,000 and $9,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at March 31, 2018 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(345,833)
Intangible assets, net	$179,167

The customer lists are being amortized over 24 months and the licenses are not being amortized.

Amortization expense for the six months ended March 31, 2018 and 2017 was $93,750 and $93,750, respectively.

Future amortization of intangible assets is as follows:

Year ending September 30,
2018	29,167
$29,167

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

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at March 31, 2018 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 173%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of one year, and (5) estimated fair value of the Company's common stock is $0.10. The fair value calculated as of March 31, 2018 was $55,667. During the six months ended March 31, 2018 the decrease in fair value of $2,628,479 resulted in a other income gain reflected in the statement of operations. During the six months ended March 31, 2017 the increase in fair value of $26,540 resulted in a other expense loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of March 31, 2018 and September 30, 2017, the amount due under the convertible debentures to related parties was $224,896 and $224,896, respectively.

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

The Company is in default on certain of its notes payable obligations.

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $77,546 and $76,546 as of March 31, 2018 and September 30, 2017, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2018 and 2017:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at March 31, 2018	$-	$-	$55,667	$55,667
Derivative liabilities at March 31, 2017	$-	$-	$1,533,817	$1,533,817

The following table represents the change in the fair value of the derivative liabilities during the six months ended March 31, 2018 and 2017:

Fair value of derivatives, September 30, 2016	$1,507,277
Change in fair value of derivative liability - loss	26,540
Fair value of derivatives, March 31, 2017	1,533,817

Fair value of derivatives, September 30, 2017	2,684,146
Change in fair value of derivative liability - gain	(2,628,479)
Fair value of derivatives, March 31, 2018	$55,667

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of March 31, 2018 would result in an increase of approximately 1,920,633 shares. The Company incurred a net loss for the six months ended March 31, 2017, accordingly, none of the convertible shares were used to calculate EPS for that period due to their anti-dilutive effect.

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

NOTE 13 – EQUITY

During the six months ended March 31, 2018 and 2017, the Company did not issue any shares of common stock.

NOTE 14 – INCOME TAXES

The Company has losses carried forward for income tax purposes through March 31, 2018. There are no current or deferred tax expenses for the six months ended March 31, 2018 and 2017 due to the Company’s tax loss position. The Company had fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%, however, due to the recent tax law change the utilized rate is 21% to reflect benefits that may be realized at the new statutory rate. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the six months ended March 31, 2018 and 2017 consists of the following:

	2018	2017

Deferred income tax asset attributed to:
Current operations	$41,041	$53,536
Less: Change in valuation allowance	(41,041)	(53,536)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018	Sept. 30, 2017

Income tax operating loss carryforward	$3,069,417	$2,875,794

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$585,515	$564,542
Amortization of intangible assets	59,063	39,375
Total deferred tax assets	644,578	603,917
Less: valuation allowance	(644,578)	(603,917)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of March 31, 2018, the Company has an unused net operating loss carry-forward balance of approximately $3,069,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2037.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. The Company exercised the five year renewal option at a base monthly rent of $6,348 which includes sales tax. Rent expense was $49,976 and $29,998 for the six months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2018	$38,088
2019	76,176
2020	76,176
2021	76,176
2022	76,176
2023	19,044
$361,836

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing date was extended to March 8, 2018. The Company was not able to raise the funds necessary for the acquisition and therefore forfeited the $50,000 deposit which was charged to operations and included in general and administrative expenses.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events that would require an adjustment to or disclosure in the financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended March 31, 2018 and 2017, which are included herein.

Sales

Sales for the three months ended March 31, 2018 were $136,990 as compared to $225,273 for the same period in 2017. Sales for the six months ended March 31, 2018 and 2017 were $361,772 and $454,812, respectively. The sales decline is primarily due to the Company phasing out services it provided to its largest customer.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2018 were $70,039 as compared to $160,756 for the same period in 2017. Cost of goods sold for the six months ended March 31, 2018 and 2017 were $210,568 and $368,938, respectively. The decrease in cost of goods sold is primarily due to the phasing out of services provided to the Company’s largest customer.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $183,606 as compared to $113,601 for the same period in 2017. Operating expenses for the six months ended March 31, 2018 and 2017 were $318,969 and $212,144, respectively. The increase in operating expenses is primarily a result of the additional costs associated with the fiscal year-end 2017 audit, increased payroll costs, repairs and maintenance of field equipment, and office administration. Also, the Company incurred a $50,000 expense during the three months ended March 31, 2018 due to a forfeited deposit associated with the Company’s attempt to acquire Creative Land Management, LLC.

Net Income (Loss)

Net income for the three months ended March 31, 2018 was $485,748 compared to net income of $37,134 for the same period in 2017. Net income for the six months ended March 31, 2018 was $2,433,950 versus a net loss of $183,998 in the same 2017 period. The increase in net income is primarily due to the $615,785 gain on derivative liability in the 2018 three month period and to the $2,628,479 gain on derivative liability in the 2018 six month period.

Liquidity and Capital Resources

At March 31, 2018 we had cash of $4,382 as compared to $1,480 in cash at September 30, 2017. Our accounts receivable at March 31, 2018 was $10,517 compared to $43,630 at September 30, 2017. Our accounts payable and accrued expenses at March 31, 2018 were $231,537 and $218,769 as of September 30, 2017. On March 31, 2018 and September 30, 2017 we had related party convertible debentures and note payable of $241,896 outstanding. We had $77,546 and $76,546 in advances payable to related parties at March 31, 2018 and September 30, 2017, respectively. Our derivative liability was $55,667 as of March 31, 2018 and $2,684,146 as of September 30, 2017. Our total liabilities were $1,003,146 on March 31, 2018 as compared to $3,617,857 on September 30, 2017. We have a working capital deficit of $988,247 as of March 31, 2018 as compared to our working capital deficit of $3,572,747 as of September 30, 2017.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2017. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our current assets as of March 31, 2017 totaled $14,899 and was comprised of cash of $4,382 and accounts receivable of $10,517. Our current assets as of September 30, 2017 totaled $45,110 and was comprised of cash of $1,480 and accounts receivable of $43,630. The decrease in current assets was primarily due to a decline in accounts receivable due to the timing of collections and a decline is sales due to the phasing out of services provided to the Company’s largest customer.

Our current liabilities as of March 31, 2018 totaled $1,003,146 as compared to total current liabilities of $3,617,857 as of September 30, 2017. The decrease in current liabilities was primarily due to a decrease in our derivative liability of $2,628,479.

Cash Flows

Operating Activities

Cash provided by operating activities was $4,102 for the six months ended March 31, 2018 compared to cash used by operating activities of $3,835 for the six months ended March 31, 2017. The increase in cash provided by operating activities was primarily due to a lower net loss (exclusive of the change in derivative liability and a forfeited deposit which are non-cash item) in 2018 of $41,779 compared to $54,708 in 2017 plus a net increase in accounts receivable collections of $26,448 in 2018 compared to 2017 less an increase in expenditures for accounts payable and accrued expense of $31,440 in 2018 compared to 2017.

Investing Activities

Cash used in investing activities was $2,200 for the six months ended March 31, 2018 compared to $0 for the six months ended March 31, 2017.

Financing Activities

Cash of $1,000 and $2,750, respectively was provided by financing activities for the six months ended March 31, 2018 and 2017, respectively. The source of financing was from related party advances.

Income Taxes

We paid no income taxes in the six months ended March 31, 2018 and 2017 due to the Company's net operating tax loss.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated operating profits since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2018, our company has accumulated losses of $3,606,504. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended September 30, 2017, De Leon & Company, P.A., our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

ITEM 2: SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4: MINE SAFETY INFORMATION.

Not Applicable

ITEM 5: OTHER INFORMATION.

None

ITEM 6: EXHIBITS

The following exhibits are included as part of this report:

101*	XBRL Interactive Data Files

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE WASTE SOLUTIONS, INC.

Date: May 18, 2018	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

