Form 10-Q/A
period 2018-03-31
Creative Waste Solutions, Inc.
filed 2018-06-25
CIK 1385329

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

2

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

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 32.1. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: June 24, 2018	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

