Form 10-Q
period 2018-06-30
Creative Waste Solutions, Inc.
filed 2019-08-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 7, 2019 there were 6,010,936 shares of Common Stock of the issuer outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2018 AND 2017

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	September 30,
	2018	2017

ASSETS
Current assets -
Cash	$1,933	$1,480
Accounts receivable, net	430	43,630
Total current assets	2,363	45,110

Deposit	7,000	57,000
Equipment, net	59,200	70,500
Intangible assets, net	150,000	272,917
Goodwill	149,500	149,500
Total assets	$368,063	$595,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$233,524	$218,769
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	396,500	396,500
Advances-related parties	76,546	76,546
Derivative liability	57,227	2,684,146
Total current liabilities	1,005,693	3,617,857

Total liabilities	1,005,693	3,617,857

Stockholders’ deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(3,655,254)	(6,040,454)
Total stockholders’ deficit	(637,630)	(3,022,830)

Total liabilities and stockholders’ deficit	$368,063	$595,027

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Sales	$113,393	$253,020	$475,165	$707,832
Cost of goods sold	64,884	167,400	275,452	536,338
Gross profit	48,509	85,620	199,713	171,494

Operating expenses:
General and administrative	82,354	105,755	401,323	317,899
Loss from operations	(33,845)	(20,135)	(201,610)	(146,405)

Other income (expenses):
Gain (loss) on derivative liability	(1,560)	(314,289)	2,626,919	(340,829)
Interest expense	(13,345)	(12,099)	(40,109)	(43,287)
Total other income (expenses)	(14,905)	(326,388)	2,586,810	(384,116)

Net income (loss)	$(48,750)	$(81,936)	$2,385,200	$(530,521)

Basic earnings (loss) per common share
Net income (loss)	$(0.01)	$(0.06)	$0.40	$(0.09)

Diluted earnings (loss) per common share
Net income (loss)	$(0.01)	$(0.06)	$0.30	$(0.03)

Basic weighted average shares outstanding	6,010,936	3,791,071	6,010,936	5,838,859
Diluted weighted average shares outstanding	6,010,936	3,791,071	7,935,403	5,838,859

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,385,200	$(530,521)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Loss (gain) in fair value of derivative liability	(2,626,919)	340,829
Depreciation and amortization	136,417	154,125
Forfeited deposit	50,000	-
Changes in operating assets and liabilities
Accounts receivable	43,200	(3,976)
Accounts payable and accrued expense	14,755	48,744
NET CASH PROVIDED IN OPERATING ACTIVITIES	2,653	9,201

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,200)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,200)	-

Net increase in cash	453	9,201
Cash, beginning of period	1,480	5,124
Cash, end of period	$1,933	$14,325

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$250
Income taxes paid	$-	$-
NON-CASH FINANCING ACTIVITY
Common stock issued for debt $-		$173,338

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At June 30, 2018 and September 30, 2017, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the nine months ended June 30, 2018 and 2017, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of June 30, 2018 and September 30, 2017, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and nine months ended June 30, 2018 and 2017, however, the Company had an operating loss during the three and nine months ended June 30, 2017 and the three months ended June 30, 2018, accordingly, the potential convertible shares were not considered in the EPS calculation for those periods due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the nine months ended June 30, 2018 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,655,254 as of June 30, 2018 and incurred a loss from operations of $201,610 for the nine months then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs.

NOTE 4 - EQUIPMENT

Equipment at June 30, 2018 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(33,000)
Equipment, net	$59,200

Depreciation expense for the nine months ended June 30, 2018 and 2017 was $13,500 and $13,500, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at June 30, 2018 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(375,000)
Intangible assets, net	$150,000

The customer lists were amortized over 24 months and are fully amortized as of June 30, 2018. The licenses are not being amortized.

Amortization expense for the nine months ended June 30, 2018 and 2017 was $122,917 and $140,625, respectively.

Since the customer lists are fully amortized there is no future amortization of intangible assets as of June 30, 2018.

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

On February 23, 2015, a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,142 of which $24,328 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and accrued interest at $0.15 and the advances of $149,142 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 10.

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at June 30, 2018 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 173%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of one year, and (5) estimated fair value of the Company’s common stock is $0.10. The fair value calculated as of June 30, 2018 was $57,227. During the nine months ended June 30, 2018 the decrease in fair value of $2,626,919 resulted in an other income gain reflected in the statement of operations. During the nine months ended June 30, 2017 the increase in fair value of $340,829 resulted in an other expense loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of June 30, 2018 and September 30, 2017, the amount due under the convertible debentures to related parties was $241,896 and $241,896, respectively.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $76,546 and $76,546 as of June 30, 2018 and September 30, 2017, respectively. The advances are unsecured, do not have a term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2018 and 2017:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at June 30, 2018	$-	$-	$57,227	$57,227
Derivative liabilities at June 30, 2017	$-	$-	$1,848,106	$1,848,106

The following table represents the change in the fair value of the derivative liabilities during the nine months ended June 30, 2018 and 2017:

Fair value of derivatives, September 30, 2016	$1,507,277
Change in fair value of derivative liability - loss	340,829
Fair value of derivatives, June 30, 2017	1,848,106

Fair value of derivatives, September 30, 2017	2,684,146
Change in fair value of derivative liability - gain	(2,626,919)
Fair value of derivatives, June 30, 2018	$57,227

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of June 30, 2018 would result in an increase of approximately 1,924,467 shares. The Company incurred a net loss for the three and nine months ended June 30, 2017 and the three months ended June 30, 2018, accordingly, none of the convertible shares were used to calculate EPS for those periods due to their anti-dilutive effect.

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

NOTE 13 – EQUITY AND RECONCILIATION OF CHANGES IN STOCKHOLDERS’ DEFICIT

During the nine months ended June 30, 2018 and 2017, the Company did not issue any shares of common or preferred stock.

For purposes of the stockholders’ deficit reconciliation schedules shown below, additional paid in capital is referred to as APIC.

CHANGE IN COMMON STOCK AND APIC – THREE AND NINE MONTHS ENDED JUNE 30, 2018:

	THREE MONTHS			NINE MONTHS
	Shares	Amount	APIC	Shares	Amount	APIC
Common stock and APIC – beginning of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613
Common shares issued	-0-	-0-	-0-	-0-	-0-	-0-
Common stock and APIC – end of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613

CHANGE IN COMMON STOCK AND APIC – THREE AND NINE MONTHS ENDED JUNE 30, 2017:

	THREE MONTHS			NINE MONTHS
	Shares	Amount	APIC	Shares	Amount	APIC
Common stock and APIC – beginning of period	5,759,722	$5,760	$2,838,526	5,759,722	$5,760	$2,838,526
Common shares issued – conversion of debt debentures	251,214	251	173,087	251,214	251	173,087
Common stock and APIC – end of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613

CHANGE IN ACCUMULATED DEFICIT – THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2018:

Three and Nine Months Ended June 30, 2017:
Accumulated deficit – March 31, 2017	$(4,764,705)
Net loss – three months ended June 30, 2017	(346,523)
Accumulated deficit – June 30, 2017	$(5,111,228)

Accumulated deficit – September 30, 2016	$(4,580,707)
Net loss – nine months ended June 30, 2017	(530,521)
Accumulated deficit – June 30, 2017	$(5,111,228)

Three and Nine Months Ended June 30, 2018:
Accumulated deficit – March 31, 2018	$(3,606,504)
Net loss – three months ended June 30, 2018	(48,750)
Accumulated deficit – June 30, 2018	$(3,655,254)

Accumulated deficit – September 30, 2017	$(6,040,454)
Net income – nine months ended June 30, 2018	2,385,200
Accumulated deficit – June 30, 2018	$(3,655,254)

CHANGE IN STOCKHOLDERS’ DEFICIT – THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2018:

Three and Nine Months Ended June 30, 2017:
Stockholders’ deficit – March 31, 2017	$(1,920,419)
Net loss – three months ended June 30, 2017	(346,523)
Common stock issued for debt conversion	173,338
Stockholders’ deficit – June 30, 2017	$(2,093,604)

Stockholders’ deficit – September 30, 2016	$(1,736,421)
Net loss – nine months ended June 30, 2017	(530,521)
Common stock issued for debt conversion	173,338
Stockholders’ deficit – June 30, 2017	$(2,093,604)

Three and Nine Months Ended June 30, 2018:
Stockholders’ deficit – March 31, 2018	$(588,880)
Net loss – three months ended June 30, 2018	(48,750)
Stockholders’ deficit – June 30, 2018	$(637,630)

Stockholders’ deficit – September 30, 2017	$(3,022,830)
Net income – nine months ended June 30, 2018	2,385,200
Stockholders’ deficit – June 30, 2018	$(637,630)

NOTE 14 – INCOME TAXES

The Company has losses carried forward for income tax purposes through June 30, 2018. There are no current or deferred tax expenses for the nine months ended June 30, 2018 and 2017 due to the Company’s tax loss position. The Company had fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 34%, however, due to the recent tax law change the utilized rate is 21% to reflect benefits that may be realized at the new statutory rate. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the nine months ended June 30, 2018 and 2017 consists of the following:

	2018	2017

Deferred income tax asset attributed to:
Current operations	$50,761	$64,496
Less: Change in valuation allowance	(50,761)	(64,496)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018	Sept. 30, 2017

Income tax operating loss carryforward	$3,116,607	$2,875,794

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$575,737	$564,542
Amortization of intangible assets	78,750	39,375
Total deferred tax assets	654,487	603,917
Less: valuation allowance	(654,487)	(603,917)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2018, the Company has an unused net operating loss carry-forward balance of approximately $3,117,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2038.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. The Company exercised the five-year renewal option at a base monthly rent of $6,348 which includes sales tax. Rent expense was $76,257 and $45,421 for the nine months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2018	$19,044
2019	76,176
2020	76,176
2021	76,176
2022	76,176
2023	19,044
$342,792

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing date was extended to March 8, 2018. The Company was not able to raise the funds necessary for the acquisition and therefore forfeited the $50,000 deposit which was charged to operations and included in general and administrative expenses in the quarter ended March 31, 2018.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events that would require an adjustment to or disclosure in the financial statements. The following transaction requires disclosure.

On November 8, 2018, the Company issued a convertible debenture of $25,000 bearing interest of 10% per annum which matures on August 8, 2019. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. The conversion exercise option is available beginning on May 8, 2019. As of the date of these financial statements the note has not been converted.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended June 30, 2018 and 2017, which are included herein.

Sales

Sales for the three months ended June 30, 2018 were $113,393 as compared to $253,020 for the same period in 2017. Sales for the nine months ended June 30, 2018 and 2017 were $475,165 and $707,832, respectively. The sales decline is primarily due to the Company phasing out services it provided to its largest customer.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2018 were $64,884 as compared to $167,400 for the same period in 2017. Cost of goods sold for the nine months ended June 30, 2018 and 2017 were $275,452 and $536,338, respectively. The decrease in cost of goods sold is primarily due to the phasing out of services provided to the Company’s largest customer.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $82,354 as compared to $105,755 for the same period in 2017. Operating expenses for the nine months ended June 30, 2018 and 2017 were $401,323 and $317,899, respectively. The increase in operating expenses for the nine-month period is primarily a result of the additional costs associated with the fiscal year-end 2017 audit, increased payroll costs, repairs and maintenance of field equipment, and office administration. Also, the Company incurred a $50,000 expense during the three months ended March 31, 2018 due to a forfeited deposit associated with the Company’s attempt to acquire Creative Land Management, LLC.

Net Income (Loss)

Net loss for the three months ended June 30, 2018 was $48,750 compared to net loss of $346,523 for the same period in 2017. Net income for the nine months ended June 30, 2018 was $2,385,200 versus a net loss of $530,521 in the same 2017 period. The three-month decrease in net loss is primarily due to the $314,289loss on derivative liability in the 2017three-month period versus $1,560 in the 2018 three-month period and the increase in net income in the 2018 nine-month period is primarily due to a $2,626,919 gain on derivative liability in the 2018 nine-month period.

Liquidity and Capital Resources

At June 30, 2018 we had cash of $1,933 as compared to $1,480 in cash at September 30, 2017. Our accounts receivable at June 30, 2018 was $430 compared to $43,630 at September 30, 2017. Our accounts payable and accrued expenses at June 30, 2018 were $233,524 and $218,769 as of September 30, 2017. On June 30, 2018 and September 30, 2017 we had related party convertible debentures and note payable of $241,896 outstanding. We had $76,546 and $76,546 in advances payable to related parties at June 30, 2018 and September 30, 2017, respectively. Our derivative liability was $57,227 as of June 30, 2018 and $2,684,146 as of September 30, 2017. Our total liabilities were $1,005,693 on June 30, 2018 as compared to $3,617,857 on September 30, 2017. We have a working capital deficit of $1,003,330 as of June 30, 2018 as compared to our working capital deficit of $3,572,747 as of September 30, 2017.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2017. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our current assets as of June 30, 2018 totaled $2,363 and was comprised of cash of $1,933 and accounts receivable of $430. Our current assets as of September 30, 2017 totaled $45,110 and was comprised of cash of $1,480 and accounts receivable of $43,630. The decrease in current assets was primarily due to a decline in accounts receivable due to the timing of collections and a decline is sales due to the phasing out of services provided to the Company’s largest customer.

Our current liabilities as of June 30, 2018 totaled $1,005,693 as compared to total current liabilities of $3,617,857 as of September 30, 2017. The decrease in current liabilities was primarily due to a decrease in our derivative liability of $2,626,919.

Cash Flows

Operating Activities

Cash provided by operating activities was $2,653 for the nine months ended June 30, 2018 compared to cash provided by operating activities of $9,201 for the nine months ended June 30, 2017. The decrease in cash provided by operating activities in the 2018 period was primarily due to a lower net loss (exclusive of the change in derivative liability and a forfeited deposit which are non-cash item) in 2018 compared to 2017 plus a net increase in accounts receivable collections in 2018 compared to 2017 less an increase in expenditures for accounts payable and accrued expense in 2018 compared to 2017.

Investing Activities

Cash used in investing activities was $2,200 for the nine months ended June 30, 2018 compared to $0 for the nine months ended June 30, 2017.

Financing Activities

Cash of $-0- and $-0-, respectively was provided by financing activities for the nine months ended June 30, 2018 and 2017, respectively.

Income Taxes

We paid no income taxes in the nine months ended June 30, 2018 and 2017 due to the Company's net operating tax loss.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated operating profits since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at June 30, 2018, our company has accumulated losses of $3,655,254. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: August 7, 2019	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

