Form 10-K
period 2018-09-30
Creative Waste Solutions, Inc.
filed 2019-08-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of August 7, 2019 was 6,010,936 The aggregate number of shares of the voting stock held by non-affiliates on August 7, 2019 was 3,130,406 with a market value of $118,955. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

We have 6,010,936 shares of common stock outstanding as of August 7, 2019

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

On March 4, 2008, our company completed a merger with our wholly-owned subsidiary, Silverstar Mining, Inc. and simultaneously changed its name to Silverstar Mining, Inc.

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

In connection with the acquisitions of Creative and Integrated on April 7, 2016 and May 22, 2016, respectively, the Company acquired customer lists valued at $25,000 and $350,000, respectively. The customer lists are being amortized over 24 months. Amortization expense for the twelve months ended September 30, 2018 and 2017 was $122,917 and $187,500, respectively. As of September 30, 2018 the customer lists have been fully amortized.

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

Competition

Within our Waste Management subsidiaries, we encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In our geographical region, the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations.

Operating costs, disposal costs and collection fees vary widely throughout the areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our brokerage business based on pricing and quality of service. We have also begun competing for business based on breadth of service offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

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

Employees

As of September 30, 2018, we had no full time employees, and approximately 6-part time employees. All employees are employed within operations, sales and administration.

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

Risks Related to our Business Operations

We have not generated sufficient revenues from operations to cover our operating expenses. We have a history of losses and losses are likely to continue in the future.

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

Providing environmental and waste management services, including constructing and operating transfer stations, involves risks such as accidents, equipment defects, malfunctions and failures. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1440 NW 1st Court, Boca Raton FL 33432 and are rented for $2,330 per month on a month to month basis. Our transfer station is located at 5691 Plunket Street, Hollywood Florida. The site was rented for $4650 per month plus sales tax through January 31, 2017 and for $4,850 per month plus sales tax for the one-year period ending January 31, 2018. On that site, we have a lease that is valid until January 31, 2018 and then have a (5) Five-year option to renew with a base rent of $6,000, plus sales tax, which was exercised. Base rent shall increase 4% each year of option period.

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

Trading History

Our common stock is quoted on the Over-The-Counter Market under the symbol “CWSS”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-17	$0.14	0.05
30-Jun-18	$0.18	0.07
31-Mar-18	$0.84	0.10
31-Dec-17	$3.00	0.85
30-Sep-17	$3.25	3.00
30-Jun-17	$2.19	1.75
31-Mar-17	$2.19	1.75
31-Dec-16	$2.19	1.75
30-Sep-16	$2.19	1.75

________

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of May 21, 2019, there were approximately 210 holders of record of our common stock. As of such date, 6,010,936 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2018.

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

On April 2, 2013 warrants to purchase 1,000 common shares were exercised by related parties yielding proceeds of $3,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014.

On June 20, 2013 warrants to purchase 3,571 common shares were exercised by related parties yielding proceeds of $12,500 in cash received. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014.

On July 17 2013 the Company received $70,000 in a private transaction to purchase 9,333 shares of common stock of the Company. The shares were classified as “shares to be issued” in 2013 and issued on March 26, 2014.

On September 10, 2013 warrants to purchase 429 common shares were exercised by related parties yielding proceeds of $1,500 in cash received. The shares were classified as ‘‘shares to be issued” in 2013 and issued on March 26, 2014.

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

On May 22, 2016 the Company issued 50,000 shares of common stock related to the acquisition of Integrated Waste Solutions valued at $50,000.

On June 20, 2016 the Company issued 27,000 common shares under a Regulation D filing to certain shareholders with a value of $27,000.

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

Overview

The address of our principal executive office is located at 1440 NW 1st Court, Boca Raton FL 33432. Our telephone number is (561)-943-5970. Our company was incorporated in the State of Nevada on December 5, 2003 under the name Computer Maid, Inc. Our company was inactive until February 2006, when we changed our name to Rose Explorations Inc. and became engaged in the exploration of mining properties.

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

Results of Operations

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2018 and September 30, 2017 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2018, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2018 were $390,569, representing a decrease of $61,916 from the $452,485 in expenses incurred during fiscal 2017. The decrease was primarily a result of a decrease in our business operations and corresponding decreases in filing fees, insurance, legal and accounting, and office expense.

Revenue, Net Income and Loss

We had $598,348 in revenues for the year ended September 30, 2018 and $957,331 in revenues for the year ended September 30, 2017. The decrease of $358,983 in revenues were due to the fact that in the 2018 period we phased-out the services we provided to our largest customer. Our gross profit in fiscal 2018 was $241,092 versus $225,766 in fiscal 2017, the increase of $15,326 is primarily attributable to the fact that we increased our gross profit margins when we phased-out providing services to our largest volume customer.

For the year ended September 30, 2018 we had a net income of $2,408,986 compared to a net loss of $1,459,747 during the year ended September 30, 2017. The $3,868,733 increase in net income was primarily due to a derivative gain in fiscal 2018 of $2,612,064 whereas in fiscal 2017 we had a derivative loss of $1,176,869. The large increase in the derivative liability gain in fiscal 2018 was primarily due to a significant decrease in our stock price.

Our loss from operations was $149,477 in fiscal 2018 versus $226,719 in fiscal 2017. The decrease of $77,242 was primarily due to the increase in gross profit of $15,326 and the decrease in operating expenses of $61,916 as explained in the previous paragraphs.

Our operations to date have been financed by the sale of our common stock and third party loans. Our largest operating expenses that affect cash are rent, professional fees, and payroll. The majority of our professional fees consist of auditing expenses incurred in connection with our regulatory filings with the SEC.

We are attempting to generate additional revenues and improve our gross profit, however, revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2018 we had cash of $3,132 as compared to $1,480 in cash at September 30, 2017. Our accounts payable and accrued expenses at September 30, 2018 were $196,566 and $218,769 as of September 30, 2017. On September 30, 2018 and 2017 we had $241,896 of convertible debentures and notes payable to related parties and advances to related parties of $80,046 and $76,546, respectively. As of September 30, 2018 and 2017 we had a derivative liability of $72,082 and $2,684,146, respectively, and we had notes payable to unrelated parties of $396,500 at the end of each fiscal year. Our total liabilities were $987,090 on September 30, 2018 as compared to $3,617,857 as at September 30, 2017. We had a working capital deficit of $975,044 as of September 30, 2018 as compared to our working capital deficit of $3,572,747 as of September 30, 2017. However, excluding the non-cash derivative liability, our September 30, 2018 and 2017 working capital deficits were $902,962 and $888,601, respectively.

We have limited revenues to satisfy our ongoing liabilities. Our auditors have issued a going concern opinion. Unless we secure equity or debt financing, of which there can be no assurance, we may not be able to continue any operations.

Working Capital

Our total current assets as of September 30, 2018 were cash and accounts receivable of $12,046 as compared to total current assets of $45,110 as of September 30, 2017. The decrease in current assets was primarily due to accounts receivable decreasing due to the phasing-out of the services we provided to our largest customer in fiscal 2018.

Our total current liabilities as of September 30, 2018 were $987,090 as compared to total current liabilities of $3,617,857 as of September 30, 2017. The decrease in current liabilities was primarily attributed to a decrease in the derivative liability of $2,684,146 due to the significant decrease in our stock price.

Cash Flows

Operating Activities

Cash provided by operating activities was $352 for the fiscal year ended September 30, 2018 compared to cash used in operating activities of $3,644 for the fiscal year ended September 30, 2017. The increase of $3,996 in cash provided by operating activities was primarily due to a decrease in accounts receivable of $34,716 and deposit of $50,000 and a decrease in operating loss (exclusive of amortization and depreciation) partially offset by decreases in accounts payable and accrued expenses of $22,203 and in depreciation and amortization of $64,583.

Investing Activities

Cash used in investing activities was $2,200 for the fiscal year ended September 30, 2018 compared to cash used in investing activities of $50,000 for the fiscal year ended September 30, 2017, a decrease of $47,800. The decrease was due to a $50,000 deposit made in fiscal 2017 as a down payment towards our proposed purchase of Creative Land Management LLC while in fiscal 2018 our only investing activity was the purchase of $2,200 of fixed assets.

Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2018 was $3,500 compared to $50,000 in the year ended September 30, 2017. The decrease of $46,500 was primarily due to notes payable proceeds in fiscal 2017 of $50,000 versus $3,500 of a related party advance in fiscal 2018.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2018 due to the net operating loss carryforwards that are available to us in the USA.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated cash flow profits since inception and has never paid any dividends and is unlikely to pay dividends or generate cash flow profits in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at September 30, 2018, our company has accumulated losses of $3,631,468. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the financial statements for the year ended September 30, 2018, our independent auditor De Leon & Company, PA., included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to the going concern explanatory paragraph by our independent auditor.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We will require additional financing to fund our budgeted expenses over the next 12 months. We estimate that we will need to raise $200,000 to pay for our ongoing operating expenses and other working capital requirements. These estimated expenses include $50,000 for legal, accounting and audit fees, $125,000 for general and administrative expenses and $25,000 for other working capital requirements. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our business operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

ITEM 8. FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Creative Waste Solutions, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Creative Waste Solutions, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017 and the related statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DE LEON & COMPANY, P.A.

We have served as the Company’s auditor since 2016.

Pembroke Pines, Florida

July 10, 2019

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017

ASSETS
Current assets -
Cash	$3,132	$1,480
Accounts receivable, net	8,914	43,630
Total current assets	12,046	45,110

Deposits	7,000	57,000
Equipment, net	54,700	70,500
Intangible assets, net	150,000	272,917
Goodwill	149,500	149,500
Total assets	$373,246	$595,027

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$196,566	$218,769
Convertible debentures and notes payable, related parties	241,896	241,896
Notes payable	396,500	396,500
Advances-related parties	80,046	76,546
Derivative liability	72,082	2,684,146
Total current liabilities	987,090	3,617,857

Total liabilities	987,090	3,617,857

Stockholders' deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized
6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(3,631,468)	(6,040,454)
Total stockholders' deficit	(613,844)	(3,022,830)

Total liabilities and stockholders' deficit	$373,246	$595,027

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2018	2017

Sales	$598,348	$957,331
Cost of goods sold	357,256	731,565
Gross profit	241,092	225,766

Operating expenses:
General and administrative	390,569	452,485
Loss from operations	(149,477)	(226,719)

Other income (expenses):
Gain (loss) on derivative liability	2,612,064	(1,176,869)
Interest expense	(53,601)	(56,159)
Total other income (expenses)	2,558,463	(1,233,028)

Net income (loss)	$2,408,986	$(1,459,747)

Basic earnings (loss) per common share
Net income (loss)	$0.40	$(0.25)

Diluted earnings (loss) per common share
Net income (loss)	$0.30	$(0.25)

Basic weighted average shares outstanding	6,010,936	5,882,232
Diluted weighted average shares outstanding	7,974,616	5,882,232

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at September 30, 2016	5,759,722	$5,760	$2,838,526	$(4,580,707)	$(1,736,421)

Common stock issued upon conversion of debt	251,214	251	173,087	-	173,338

Net Loss	-	-	-	(1,459,747)	(1,459,747)

Balance at September 30, 2017	6,010,936	6,011	3,011,613	(6,040,454)	(3,022,830)

Net Income	-	-	-	2,408,986	2,408,986

Balance at September 30, 2018	6,010,936	$6,011	$3,011,613	$(3,631,468)	$(613,844)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,408,986	$(1,459,747)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
(Gain) loss in fair value of derivative liability	(2,612,064)	1,176,869
Depreciation and amortization	140,917	205,500
Changes in operating assets and liabilities
Accounts receivable and Deposit	84,716	(12,739)
Accounts payable and accrued expenses	(22,203)	86,473
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	352	(3,644)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(2,200)	-
Investment deposit	-	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,200)	(50,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	50,000
Proceeds from advances-related parties	3,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,500	50,000

Net increase (decrease) in cash	1,652	(3,644)
Cash, beginning of period	1,480	5,124
Cash, end of period	$3,132	$1,480

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$250
Income taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of convertible debentures and accrued interest	$-	173,338

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At September 30, 2018 and September 30, 2017, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended September 30, 2018 and 2017, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of September 30, 2018 and September 30, 2017, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the years ended September 30, 2018 and 2017, however, the Company had an operating loss during the year ended September 30, 2017 and, accordingly, the potential convertible shares were not considered in the EPS calculation for the September 30, 2017 year-end period due to the anti-dilutive effect of the convertible notes.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the year ended September 30, 2018 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,631,468 as of September 30, 2018 and incurred a loss from operations of $149,477 for the year then ended. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs.

NOTE 4 - EQUIPMENT

Equipment at September 30, 2018 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(37,500)
Equipment, net	$54,700

Equipment at September 30, 2017 consisted of $90,000 less accumulated depreciation of $19,500, a net book value of $70,500.

Depreciation expense for the year ended September 30, 2018 and 2017 was $18,000 and $18,000, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at September 30, 2018 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(375,000)
Intangible assets, net	$150,000

The customer lists were amortized over 24 months and fully amortized as of June 30, 2018. The licenses are not being amortized.

Intangible assets at September 30, 2017 consisted of the customer lists of $375,000 and the licenses of $150,000 less accumulated amortization of $252,083 for net intangible assets of $272,917.

Amortization expense for the years ended September 30, 2018 and 2017 was $122,917 and $187,500, respectively.

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

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at September 30, 2018 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 256.5%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of 1.0 years, and (5) estimated fair value of the Company's common stock is $0.10. The fair value calculated as of September 30, 2018 was $72,082. During the year ended September 30, 2018 the decrease in fair value of $2,612,064 resulted in a gain reflected in the statement of operations. During the year ended September 30, 2017 the increase in fair value of $1,176,869 resulted in a loss reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of September 30, 2018 and September 30, 2017, the amount due under the convertible debentures to a related party was $241,896 and $241,896, respectively.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $80,046 and $76,546 as of September 30, 2018 and September 30, 2017, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2018 and 2017:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities-Sept. 30, 2018	$-	$-	$72,082	$72,082
Derivative liabilities-Sept. 30, 2017	$-	$-	$2,684,146	$2,684,146

The following table represents the change in the fair value of the derivative liabilities during the year ended September 30, 2018 and 2017:

Fair value of derivatives, September 30, 2016	$1,507,277
Change in fair value of derivative liability – loss	1,176,869
Fair value of derivatives, September 30, 2017	2,684,146

Fair value of derivatives, September 30, 2017	2,684,146
Change in fair value of derivative liability – (gain)	(2,612,064)
Fair value of derivatives, September 30, 2018	$72,082

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of September 30, 2018 would result in an increase of approximately 1,963,680 shares. The Company incurred a net loss for the year ended September 30, 2017, accordingly, the convertible shares were not used to calculate EPS for that period due to their anti-dilutive effect.

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

The customer lists were amortized over 24 months and were fully amortized as of June 30, 2018. The licenses are not being amortized.

NOTE 13 – EQUITY

During the year ended September 30, 2018 the Company did not issue any shares of common or preferred stock. During the year ended September 30, 2017 the Company issued 251,214 shares of common stock upon the conversion of convertible debt to equity.

NOTE 14– INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2018. There are no current or deferred tax expenses for the years ended September 30, 2018 and 2017 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the years ended September 30, 2018 and 2017 consists of the following:

	2018	2017

Deferred income tax asset attributed to:
Current operations	$42,143	$92,405
Less: Change in valuation allowance	(42,143)	(92,405)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at September 30, 2018 and September 30, 2017 are as follows:

	September 30, 2018	Sept. 30, 2017

Income tax operating loss carryforward	$3,076,475	$2,875,794

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$572,560	$556,229
Amortization of intangible assets	73,500	47,687
Total deferred tax assets	646,060	603,916
Less: valuation allowance	(646,060)	(603,916)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2018, the Company has an unused net operating loss carry-forward balance of approximately $3,076,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2038.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years, such option has been exercised. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Upon the exercise of the five-year renewal option the monthly rent increased to $6,348. Rent expense was $102,543 and $61,131 for the years ended September 30, 2018 and 2017, respectively, which includes $2,330 monthly rent for administrative offices which are leased on a month to month basis.

As of September 30, 2018, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2019 through 2022 – four years - $76,176 annually	$304,704
2023	19,044
$323,748

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing was extended to March 8, 2018. The Company was not able to raise the funds necessary for the acquisition and therefore forfeited the $50,000 deposited which was charged to operations and included in general and administrative expenses in the quarter ended March 31, 2018.

NOTE 17 – MAJOR CUSTOMER

The Company had a concentration risk in that one customer accounted for approximately 39.7% of its sales during the year ended September 30, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2018.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we intend to implement further internal controls when we become profitable so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2018, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2018 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are as follows:

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to: Creative Waste Solutions, Inc., 1440 NW 1st Court, Boca Raton, Florida 33432.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion($)	Total ($)

Joseph Graham(1)	2018	--	---	--	--	--	--	--	--
Secretary and	2017	--	--	--	--	--	--	--	--
Director	2016	--	--	--	--	--	--	--	--

Jared Robinson(2)	2018	--	--	--	--	--	--	--	--
Chairman, Director,	2017	--	--	--	--	--	--	--	--
Former Chief Financial Officer	2016	--	--	--	--	--	--	--	--

Abraham Mishal(3)	2018	--						8,000	8,000
Director	2017
	2016	--

______________

(1)	Joseph Graham has been our secretary and director since August 11, 2013.
(2)

Jared Robinson was appointed as our Chief Financial Officer and Director on March 3, 2013. Mr. Robinson resigned as Chief Financial Officer and was appointed Chairman of our Board of Directors on August 13, 2013

(3)	Mr. Abraham Mishal was elected to our Board of Directors on July 15, 2016

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

Stock Options/SAR Grants

During our fiscal year ended September 30, 2018 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2018.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2017. In the fiscal year ended 09/30/2018 one of our director’s received $8,000 for administrative services rendered in our day to day operations. The payments to said director were not a director’s fee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 21, 2019 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

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

Director Independence

We currently act with three directors, consisting Joseph Graham, Jared Robinson and Abraham Mishal. We do not have a standing audit, compensation or nominating committee, but our entire board of director’s acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Leon & Company, PA was our independent auditors for the fiscal years ended September 30, 2018 and September 30, 2017.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2018 and 2017.

	2018	2017

Audit Fees	$23,900	$32,500
Audit-Related Fees
Tax Fees
All Other Fees
Total	$23,900	$32,500

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

Creative Waste Solutions, Inc..
(Registrant)

Dated: August 7, 2019	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 7, 2019	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer and Director

Dated: August 7, 2019	By:	/s/ Joseph Graham
Joseph Graham
Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

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

