Form 10-Q
period 2018-12-31
Creative Waste Solutions, Inc.
filed 2019-08-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2018	2018
ASSETS
Current assets -
Cash	$855	$3,132
Accounts receivable, net	940	8,914
Total current assets	1,795	12,046

Deposits	7,000	7,000
Equipment, net	50,200	54,700
Intangible assets, net	150,000	150,000
Goodwill	149,500	149,500
Total assets	$358,495	$373,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$179,873	$196,566
Convertible debentures and notes payable, related parties	241,896	241,896
Convertible debentures, net of discount 7,749
Notes payable	396,500	396,500
Advances-related parties	82,846	80,046
Derivative liability	41,323	72,082
Total current liabilities	950,187	987,090

Total liabilities	950,187	987,090

Stockholders’ deficit:
Preferred Stock;$.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(3,609,316)	(3,631,468)
Total stockholders’ deficit	(591,692)	(613,844)

Total liabilities and stockholders’ deficit	$358,495	$373,246

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2018	2017

Sales	$78,119	$224,782
Cost of goods sold	48,011	140,529
Gross profit	30,108	84,253

Operating expenses:
General and administrative	55,596	135,363
Loss from operations	(25,488)	(51,110)

Other income (expenses):
Gain on derivative liability	52,166	2,012,694
Interest expense	(4,526)	(13,382)
Total other income	47,640	1,999,312

Net income	$22,152	$1,948,202

Basic earnings per common share
Net income	$0.00	$0.32

Diluted earnings per common share
Net income	$0.00	$0.24

Basic weighted average shares outstanding	6,010,936	6,010,936
Diluted weighted average shares outstanding	8,224,616	7,956,933

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

(FORMERLY SILVERSTAR RESOURCES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$22,152	$1,948,202
Adjustments to reconcile net income to net cash (used) provided by operating activities:
(Gain) in fair value of derivative liability	(52,166)	(2,012,694)
Depreciation and amortization	8,656	51,375
Changes in operating assets and liabilities
Accounts receivable	7,974	28,731
Accounts payable and accrued expense	(16,693)	(7,336)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(30,077)	8,278

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,200)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,200)

CASH FLOW FROM FINANCING ACTIVITIES
Convertible debentures 25,000		-
Advances from related parties 2,800		-
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,800	-

Net (decrease) increase in cash	(2,277)	6,078
Cash, beginning of period	3,132	1,480
Cash, end of period	$855	$7,558

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2018 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2018 as reported on Form 10-K, have been omitted.

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2018 and September 30, 2018, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the three months ended December 31, 2018 and 2017, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of December 31, 2018 and September 30, 2018, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three months ended December 31, 2018 and 2017, accordingly, the potential convertible shares were considered in the EPS calculation for that period due to their dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the three months ended December 31, 2018 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,609,316 and a working capital deficit of $948,392 as of December 31, 2018. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs.

NOTE 4 - EQUIPMENT

Equipment at December 31, 2018 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(42,000)
Equipment, net	$50,200

Depreciation expense for the three months ended December 31, 2018 and 2017 was $4,500 and $4,500, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at December 31, 2018 consisted of the following:

Customer lists	$375,000
Licenses	150,000
Less accumulated amortization	(375,000)
Intangible assets, net	$150,000

The customer lists were amortized over 24 months and were fully amortized as of June 30, 2018. The licenses are not being amortized.

Amortization expense for the three months ended December 31, 2018 and 2017 was $-0- and $46,875, respectively.

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

NOTE 7 – CONVERTIBLE DEBENTURES - RELATED PARTY AND OTHER

Related Party

On January 15, 2015, the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company’s common stock.

On February 23, 2015, a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,142 of which $24,328 was borrowed during September 30, 2015 and $124,814 was the outstanding balance at September 30, 2014 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and the shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,142 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 10.

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at December 31, 2018 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 357.4%, (3) weighted average risk-free interest rate of 1.29%, (4) expected term of one year, and (5) estimated fair value of the Company’s common stock is $0.04. The fair value calculated as of December 31, 2018 was $32,881. During the three months ended December 31, 2018 the decrease in fair value of $52,166 resulted in an other income gain reflected in the statement of operations. During the three months ended December 31, 2017 the decrease in fair value of $2,012,694 resulted in other income reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of December 31, 2018 and September 30, 2018, the amount due under the convertible debentures to related parties was $241,896 and $241,896, respectively.

Effective September 30, 2018 the related party agreed that there will be no further accrual of interest on the debt instruments referred to above.

Other

On November 8, 2018, the Company issued a convertible debenture of $25,000 bearing interest of 10% per annum which matures on August 8, 2019. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. The conversion exercise option is available beginning on May 8, 2019. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 327.8%, (3) weighted average risk-free interest rate of 2.52%, (4) expected term of nine months, and (5) estimated fair value of the Company’s common stock is $0.04. The calculated fair value on the issuance date is $21,407 which was recorded as a discount to the note payable and is being amortized over nine months. The calculated fair value on December 31, 2018 is $8,442. The decrease in fair value from issuance date to December 31, 2018 of $12,965 is included in other income in the statement of operations. The amortization of the note discount for the quarter ended December 31, 2018 was $4,156 and is included shown as interest expense. As of the date of these financial statements the note has not been converted.

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

Effective September 30, 2018 the debt holders agreed that there will be no further accrual of interest on the debt instruments referred to above.

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from two related parties totaling $82,846 and $80,046 as of December 31, 2018 and September 30, 2018, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2018 and 2017:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at December 31, 2018	$-	$-	$32,881	$32,881
Derivative liabilities at December 31, 2017	$-	$-	$671,452	$671,452

The following table represents the change in the fair value of the derivative liabilities during the three months ended December 31, 2018 and 2017:

Fair value of derivatives, September 30, 2017	$2,684,146
Change in fair value of derivative liability – gain	(2,012,694)
Fair value of derivatives, December 31, 2017	671,452

Fair value of derivatives, September 30, 2018	72,082
Derivative value of convertible note on issuance date, note discount item	21,407
Change in fair value of derivative liability – gain	(52,166)
Fair value of derivatives, December 31, 2018	$41,323

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of December 31, 2017 and 2018 would result in an increase of approximately 1,945,997 and 2,213,680 shares, respectively.

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

NOTE 13 – EQUITY AND RECONCILIATION OF CHANGES IN STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2018 and 2017, the Company did not issue any shares of common stock and there was no change in additional paid-in capital.

Stockholders’ Deficit – Three months ended December 31, 2018:
Stockholders’ deficit – September 30, 2018	$(613,844)
Net income – three months ended December 31, 2018	22,152
Stockholders’ deficit – December 31, 2018	(591,692)

Stockholders’ Deficit – Three months ended December 31, 2017:
Stockholders’ deficit –September 30, 2017	$(3,022,830)
Net income – three months ended December 31, 2017	1,948,202
Stockholders’ deficit – December 31, 2017	(1,074,628)

NOTE 14– INCOME TAXES

The Company has losses carried forward for income tax purposes through December 31, 2018. There are no current or deferred tax expenses for the three months ended December 31, 2018 and 2017 due to the Company’s tax loss position. The Company had fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the three months ended December 31, 2018 and 2017 consists of the following:

	2018	2017

Deferred income tax asset attributed to:
Current operations	$6,303	$13,543
Less: Change in valuation allowance	6,303	(13,543)
Net refundable amount	$-	$-

 The composition of the Company’s deferred tax assets as at December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	Sept. 30, 2018

Income tax operating loss carryforward	$3,106,489	$3,076,475

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$578,863	$572,560
Amortization of intangible assets	73,500	73,500
Total deferred tax assets	652,363	646,060
Less: valuation allowance	(652,363)	(646,060)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2018, the Company has an unused net operating loss carry-forward balance of approximately $3,106,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2038.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years, such option has been exercised. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Upon the exercise of the five-year renewal option the monthly rent increased to $6,348. Rent expense was $26,034 and $21,783 for the three months ended December 31, 2018 and 2017, respectively, which includes $2,330 and $2,000, respectively, monthly rent for administrative offices which are leased on a month to month basis.

As of December 31, 2018, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2019 through 2022 – 45 months - $6,348 monthly	$285,660
2023	19,044
$304,704

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company will acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition is contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing date was extended to March 8, 2018, at which time the Company was required to make another $25,000 non-refundable deposit in order to obtain an additional extension. The Company was not able to raise the funds necessary for the acquisition and therefore forfeited the $50,000 deposited which was charged to operations and included in general and administrative expenses in the quarter ended March 31, 2018.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended December 31, 2018 and 2017, which are included herein.

Sales

Sales for the three months December 31, 2018 were $78,119 as compared to $224,782 for the same period in 2017. The decrease is due to our phasing-out of the services we provided to our largest customer.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2018 were $48,011 as compared to $140,529 for the same period in 2017. The decrease in cost of goods sold is primarily due to reduced operations resulting from the phase-out of services to our largest customer.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 were $55,596 as compared to $135,363 in operating expenses for the three months ended December 31, 2017, a decrease of $79,767. The decrease is a result of reduced administrative costs and professional fees due to the phase-out of services to our largest customer and a reduction of amortization expenses of approximately $39,000 due to the full amortization of intangible assets during the June 30, 2018 quarter.

 Net Income

Our net income for the three months ended December 31, 2018 and 2017 was $22,152 and $1,948,202, respectively. The decrease is primarily due to the $2,012,694 gain on derivative liability in the 2017 period whereas the derivative gain in the 2018 period was 52,166.

Liquidity and Capital Resources

At December 31, 2018 we had cash of $855 as compared to $3,132 in cash at September 30, 2018. Our accounts receivable at December 31, 2018 were $940 compared to $8,914 at September 30, 2018. Our accounts payable and accrued expenses at December 31, 2018 were $179,873 and $196,566 as of September 30, 2018. On December 31, 2018 and September 30, 2018 we had convertible debentures of $224,896 outstanding, due to related parties. We had $82,846 and $80,046, respectively, in advances to related parties at December 31, 2018 and September 30, 2018. Our derivative liability was $41,323 as of December 31, 2018 and $72,082 as of September 30, 2018. Our total liabilities were $950,187 on December 31, 2018 as compared to $987,090 on September 30, 2018. We have a working capital deficit of $948,392 as of December 31, 2018 as compared to our working capital deficit of $975,044 as of September 30, 2018.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2018. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our current assets as of December 31, 2018 totaled $1,795 and was comprised of cash of $855 and accounts receivable of $940. Our current assets as of September 30, 2018 totaled $12,046 and was comprised of cash of $3,132 and accounts receivable of $8,914. The decrease in current assets was primarily due to a decline in accounts receivable due to the phasing-out of services to our largest customer.

Our current liabilities as of December 31, 2018 totaled $950,187 as compared to total current liabilities of $987,090 as of September 30, 2018. The decrease in current liabilities was primarily due to a decrease in our derivative liability of $30,759.

Cash Flows

Operating Activities

Cash provided by operating activities was $8,278 for the three months ended December 31, 2017 compared to cash used by operating activities of $30,077 for the three months ended December 31, 2018. The decrease in cash provided by operating activities was primarily due to a larger loss from operations exclusive of amortization and depreciation of approximately $16,000 in 2018 and a reduction of collections of accounts receivable in 2018 as we phased-out services to our largest customer.

 Investing Activities

Cash used in investing activities was $2,200 for the three months ended December 31, 2017 compared to $0 for the three months ended December 31, 2018 as no fixed assets were purchased in the 2018 period.

Financing Activities

No cash was provided by financing activities for the three months ended December 31, 2017. In the 2018 period the issuance of convertible debentures raised $25,000 and related party advances were $2,800.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months ended December 31, 2018 and 2017 due to the Company’s net operating tax loss in the USA.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated operating profits since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has accumulated losses of $3,609,316. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the financial statements for the three months ended December 31, 2018, our independent auditors, De Leon & Company, P.A., included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We anticipate continuing to rely on equity sales of our common stock and debt financing in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

 PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2018.

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

