Form 10-Q
period 2019-03-31
Creative Waste Solutions, Inc.
filed 2019-08-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	September 30,
	2019	2018

ASSETS
Current assets -
Cash	$765	$3,132
Accounts receivable, net	1,790	8,914
Total current assets	2,555	12,046

Deposit	7,000	7,000
Equipment, net	45,700	54,700
Intangible assets, net	150,000	150,000
Goodwill	149,500	149,500
Total assets	$354,755	$373,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued expenses	$185,647	$196,566
Convertible debentures and notes payable, related parties	241,896	241,896
Convertible debentures, net of $10,194 discount 14,806
Notes payable	396,500	396,500
Advances-related parties	100,611	80,046
Derivative liability	34,322	72,082
Total current liabilities	973,782	987,090

Total liabilities	973,782	987,090

Stockholders’ deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 authorized 6,010,936 and 6,010,936 shares issued and outstanding	6,011	6,011
Additional-paid in capital	3,011,613	3,011,613
Accumulated deficit	(3,636,651)	(3,631,468)
Total stockholders’ deficit	(619,027)	(613,844)

Total liabilities and stockholders’ deficit	$354,755	$373,246

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Sales	$76,122	$136,990	$154,241	$361,772
Cost of goods sold	58,684	70,039	106,695	210,568
Gross profit	17,438	66,951	47,546	151,204

Operating expenses:
General and administrative	44,101	183,606	99,697	318,969
Loss from operations	(26,663)	(116,655)	(52,151)	(167,765)

Other income (expenses):
Gain on derivative liability	7,001	615,785	59,167	2,628,479
Interest expense	(7,673)	(13,382)	(12,199)	(26,764)
Total other income (expenses)	(672)	602,403	46,968	2,601,715

Net income (loss)	$(27,335)	$485,748	$(5,183)	$2,433,950

Basic earnings (loss) per common share
Net income (loss)	$(0.00)	$0.08	$(0.00)	$0.40

Diluted earnings (loss) per common share
Net income (loss)	$(0.00)	$0.06	$(0.00)	$0.31

Basic weighted average shares outstanding	6,010,936	6,010,936	6,010,936	6,010,936
Diluted weighted average shares outstanding	6,010,936	7,931,569	6,010,936	7,931,569

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
(FORMERLY SILVERSTAR RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended March 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(5,183)	$2,433,950
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
(Gain) in fair value of derivative liability	(59,167)	(2,628,479)
Depreciation and amortization	20,213	102,750
Changes in operating assets and liabilities
Deposit	-	50,000
Accounts receivable	7,124	33,113
Accounts payable and accrued expense	(10,919)	12,768
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES	(47,932)	4,102

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,200)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,200)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	20,565	1,000
Issuance of debt 25,000
NET CASH PROVIDED BY FINANCING ACTIVITIES 45,565	1,000	-

Net (decrease) increase in cash	(2,367)	2,902
Cash, beginning of period	3,132	1,480
Cash, end of period	$765	$4,382

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2019 AND 2018

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At March 31, 2019 and September 30, 2018, the Company’s allowance for doubtful accounts was $0.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the six months ended March 31, 2019 and 2018, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of March 31, 2019 and September 30, 2018, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and six months ended March 31, 2019 and 2018, however, the Company had a net loss during the three and nine months ended June 30, 2019, accordingly, the potential convertible shares were not considered in the EPS calculation for those periods due to their anti-dilutive effect.

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements were issued during the six months ended March 31, 2019 that would have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, the Company has an accumulated deficit of $3,636,651 and a working capital deficit of $971,227 as of March 31, 2019. Unless the Company is able to attain profitability and increases in stockholders’ equity, these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company continues to review its expense structure in an attempt to reduce operating costs.

NOTE 4 - EQUIPMENT

Equipment at March 31, 2019 consisted of the following:

Equipment	$92,200
92,200
Less accumulated depreciation	(46,500)
Equipment, net	$45,700

Depreciation expense for the six months ended March 31, 2019 and 2018 was $4,500 and $4,500, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets at March 31, 2019 consisted of the following:

Customer lists	$375,000
Licenses	150,000
525,000
Less accumulated amortization	(375,000)
Intangible assets, net	$150,000

The customer lists were amortized over 24 months and were fully amortized as of June 30, 2018. The licenses are not being amortized.

Amortization expense for the six months ended March 31, 2019 and 2018 was $-0- and $93,750, respectively.

Since the customer lists are fully amortized there is no future amortization of intangible assets as of March 31, 2019.

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

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at March 31, 2019 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 358%, (3) weighted average risk-free interest rate of 1.29%, (4) expected life of one year, and (5) estimated fair value of the Company’s common stock is $0.038. The fair value calculated as of May 31, 2019 is $31,153. During the six months ended March 31, 2019 the decrease in fair value of $40,929 resulted in an other income gain reflected in the statement of operations. During the six months ended March 31, 2018 the decrease in fair value of $2,628,479 resulted in an other income gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of March 31, 2019 and September 30, 2018, the amount due under the convertible debentures to related parties was $241,896 and $241,896, respectively. Effective September 30, 2018 the related party agreed that there will be no further accrual of interest on the debt instruments referred to above.

Other

On November 8, 2018, the Company issued a convertible debenture of $25,000 in the aggregate bearing interest of 10% per annum which matures on August 8, 2019. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. The conversion exercise option is available beginning on May 8, 2019. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions as of March 31, 2019: (1) dividend yield of 0%, (2) expected volatility of 151.58%, (3) weighted average risk-free interest rate of 2.52%, (4) expected term of nine months, and (5) estimated fair value of the Company’s common stock is $0.038. The calculated fair value on the issuance date of $21,407 was recorded as a discount to the note payable and is being amortized over nine months. The calculated fair value on March 31, 2019 is $3,169. The decrease in fair value from issuance date to March 31, 2019 of $18,238 is included in other income in the statement of operations. The amortization of note discount for the three and six months ended March 31, 2019 of $7,057 and $11,213, respectively, is shown as interest expense in the statement of operations. As of the date of these financial statements the note has not been converted.

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

NOTE 9 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $100,611 and $80,046 as of March 31, 2019 and September 30, 2018, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2019 and 2018:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at March 31, 2019	$-	$-	$34,322	$34,322
Derivative liabilities at March 31, 2018	$-	$-	$55,667	$55,667

The following table represents the change in the fair value of the derivative liabilities during the six months ended March 31, 2019 and 2018:

Fair value of derivatives, September 30, 2017	$2,684,146
Change in fair value of derivative liability - gain	(2,628,479)
Fair value of derivatives, March 31, 2018	55,667

Fair value of derivatives, September 30, 2018	72,082
Change in fair value of derivative liability – gain of $59,167 less $21,407 note discount	(37,760)
Fair value of derivatives, March 31, 2019	$34,322

NOTE 11 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of March 31, 2018 and 2019 would result in an increase of approximately 1,920,633 and 2,213,680 shares, respectively. The Company incurred a net loss for the three and six months ended March 31, 2019, accordingly, none of the convertible shares were used to calculate EPS for those periods due to their anti-dilutive effect.

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

NOTE 13 – EQUITY AND RECONCILIATION OF CHANGES IN STOCKHOLDERS’ DEFICIT

During the six months ended March 31, 2019 and 2018, the Company did not issue any shares of common or preferred stock and there was no change in additional paid-in-capital.

For purposes of the stockholders’ deficit reconciliation schedules shown below, additional paid in capital is referred to as APIC.

CHANGE IN COMMON STOCK AND APIC – THREE AND SIX MONTHS ENDED MARCH 31, 2019:

	THREE MONTHS			SIX MONTHS

Shares Amount APIC Shares Amount APIC
Common stock and APIC – beginning of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613
Common shares issued -	-0-	-0-	-0-	-0-	-0-	-0-
Common stock and APIC – end of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613

CHANGE IN COMMON STOCK AND APIC – THREE AND SIX MONTHS ENDED MARCH 31, 2018:

	THREE MONTHS			SIX MONTHS

Shares Amount APIC Shares Amount APIC
Common stock and APIC – beginning of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613
Common shares issued – conversion of debt debentures -	-0-	-0-	-0-	-0-	-0-	-0-
Common stock and APIC – end of period	6,010,936	$6,011	$3,011,613	6,010,936	$6,011	$3,011,613

CHANGE IN ACCUMULATED DEFICIT – THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2019:

Three and Six Months Ended March 31, 2018:
Accumulated deficit – December 31, 2017	$(4,092,252)
Net income – three months ended March 31, 2018	485,748
Accumulated deficit – March 31, 2018	$(3,606,504)

Accumulated deficit – September 30, 2017	$(6,040,454)
Net income – six months ended March 31, 2018	2,433,950
Accumulated deficit – March 31, 2018	$(3,606,504)

Three and Six Months Ended March 31, 2019:
Accumulated deficit – December 31, 2018	$(3,247,461)
Net loss – three months ended March 31, 2019	(27,335)
Accumulated deficit – March 31, 2019	$(3,274,796)

Accumulated deficit – September 30, 2018	$(3,269,613)
Net loss – six months ended March 31, 2019	(5,183)
Accumulated deficit – March 31, 2019	$(3,274,796)

CHANGE IN STOCKHOLDERS’ DEFICIT – THREE AND SIX MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2019:

Three and Six Months Ended March 31, 2018:
Stockholders’ deficit – December 31, 2017	$(1,074,628)
Net income – three months ended March 31, 2018	485,748
Stockholders’ deficit – March 31, 2018	$(588,880)

Stockholders’ deficit – September 30, 2017	$(3,022,830)
Net income – six months ended March 31, 2018	2,433,950)
Stockholders’ deficit – March 31, 2018	$(588,880)

Three and Six Months Ended March 31, 2019:
Stockholders’ deficit – December 31, 2018	$(591,692)
Net loss – three months ended March 31, 2019	(27,335)
Stockholders’ deficit – March 31, 2019	$(619,027)

Stockholders’ deficit – September 30, 2018	$(613,844)
Net loss – six months ended March 31, 2019	(5,183)
Stockholders’ deficit – March 31, 2019	$(619,027)

NOTE 14 – INCOME TAXES

The Company has losses carried forward for income tax purposes through March 31, 2019. There are no current or deferred tax expenses for the six months ended March 31, 2019 and 2018 due to the Company’s tax loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the six months ended March 31, 2019 and 2018 consists of the following:

	2019	2018

Deferred income tax asset attributed to:
Current operations	$13,514	$41,041
Less: Change in valuation allowance	(13,514)	(41,041)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019	Sept. 30, 2018

Income tax operating loss carryforward	$3,140,825	$3,076,475

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$659,573	$572,560
Amortization of intangible assets	73,500	73,500
Total deferred tax assets	733,073	646,060
Less: valuation allowance	(733,073)	(646,060)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of March 31, 2019, the Company has an unused net operating loss carry-forward balance of approximately $3,141,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2025 and 2038.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years, such option has been exercised. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. The Company exercised the five-year renewal option at a base monthly rent of $6,348 which includes sales tax. Rent expense was $53,059 and $49,976 for the six months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2019	$38,088
2020	76,176
2021	76,176
2022	76,176
2023	19,044
$285,660

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended March 31, 2019 and 2018, which are included herein.

Sales

Sales for the three months ended March 31, 2019 were $76,122 as compared to $136,990 for the same period in 2018. Sales for the six months ended March 31, 2019 and 2018 were $154,241 and $361,772, respectively. The sales decline is primarily due to the Company phasing out services it provided to its largest customer.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2019 were $58,684 as compared to $70,039 for the same period in 2018. Cost of goods sold for the six months ended March 31, 2019 and 2018 were $106,695 and $210,568, respectively. The decrease in cost of goods sold is primarily due to the phasing out of services provided to the Company’s largest customer.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $44,101 as compared to $183,606 for the same period in 2018. Operating expenses for the six months ended March 31, 2019 and 2018 were $99,697 and $318,969, respectively. The decrease in operating expenses for the three and six-month period is primarily a result of reduced administrative costs and professional fees due to the phase-out of services to our largest customer and a reduction of amortization expenses of approximately $39,000 due to the full amortization of intangible assets during the June 30, 2018 quarter. Also, the Company incurred a $50,000 expense during the three months ended March 31, 2018 due to a forfeited deposit associated with the Company’s attempt to acquire Creative Land Management, LLC.

Net Income (Loss)

Net loss for the three months ended March 31, 2019 was $27,335 compared to net income of $485,748 for the same period in 2018. Net loss for the six months ended March 31, 2019 was $5,183 versus net income of $2,433,950 in the same 2018 period. The three-month increase in net loss is primarily due to the $615,785 derivative gain in the 2018 three-month period versus a $7,001 derivative gain in the 2019 three-month period and the increase in net loss in the 2019 six-month period is primarily due to a $2,628,479 gain on derivative liability in the 2018 six-month period.

Liquidity and Capital Resources

At March 31, 2019 we had cash of $765 as compared to $3,132 in cash at September 30, 2018. Our accounts receivable at March 31, 2019 was $1,790 compared to $8,914 at September 30, 2018. Our accounts payable and accrued expenses at March 31, 2019 were $185,647 and $196,566 as of September 30, 2018. On March 31, 2019 and September 30, 2018 we had related party convertible debentures and note payable of $241,896 outstanding. We had $100,611 and $80,046 in advances payable to related parties at March 31, 2019 and September 30, 2018, respectively. Our derivative liability was $34,322 as of March 31, 2019 and $72,082 as of September 30, 2018. Our total liabilities were $973,782 on March 31, 2019 as compared to $987,090 on September 30, 2018. We have a working capital deficit of $971,227 as of March 31, 2019 as compared to our working capital deficit of $975,044 as of September 30, 2018.

Our auditors have issued a going concern opinion on our financial statements for the year ended September 30, 2018. Unless we secure equity or debt financing, of which there can be no assurance, or identify an acquisition candidate, we will not be able to continue any operations.

Working Capital

Our current assets as of March 31, 2019 totaled $2,555 and was comprised of cash of $765 and accounts receivable of $1,790. Our current assets as of September 30, 2018 totaled $12,046 and was comprised of cash of $3,132 and accounts receivable of $8,914. The decrease in current assets was primarily due to a decline in accounts receivable due to the timing of collections and a decline is sales due to the phasing out of services provided to the Company’s largest customer.

Our current liabilities as of March 31, 2019 totaled $973,782 as compared to total current liabilities of $987,090 as of September 30, 2018. The decrease in current liabilities was primarily due to a decrease in our derivative liability of $37,760 partially off-set by an increase in advances from related parties of $20,565.

Cash Flows

Operating Activities

Cash used by operating activities was $47,932 for the six months ended March 31, 2019 compared to cash provided by operating activities of $4,102 for the six months ended March 31, 2018. The decrease in cash provided by operating activities in the 2019 period was primarily due to a decrease in collections of accounts receivable of $25,089 versus the 2018 period and a decrease in accounts payable of $10,919 in the 2019 period versus an increase in accounts payable of $12,768 in the 2018 period.

Investing Activities

Cash used in investing activities was $2,200 for the six months ended March 31, 2018 compared to $0 for the 2019 period.

Financing Activities

Cash of $45,565, comprised of $20,565 of related party advances and $25,000 of debt issuance, was provided by financing activities for the six months ended March 31, 2019. For the six months ended March 31, 2018, cash provided by financing activities consisted of $1,000 from related party advances.

Income Taxes

We paid no income taxes in the six months ended March 31, 2019 and 2018 due to the Company’s net operating tax loss.

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

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated operating profits since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2019, our company has accumulated losses of $3,636,651. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the financial statements for the six months ended March 31, 2019, our independent auditors, De Leon & Company, P.A., included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4. CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 32.1. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that there is a material weakness in our disclosure controls and procedures over financial reporting. The material weakness results from a lack of written procedures which effectively documents the proper procedures and descriptions of the duties of all persons involved in the disclosure controls of the Company. The Company hopes to implement plans to document the procedures and internal controls of the Company. A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

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

