Form 10-K
period 2019-09-30
Creative Waste Solutions, Inc.
filed 2021-07-12
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☒

The number of shares outstanding of the Company’s $.001 Par Value Common Stock as of June 8, 2021, was 6,025,974. The aggregate number of shares of the voting stock held by non-affiliates on June 8, 2021 was 3,130,406 with a market value of $110,190. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

On February 15, 2013, we closed a Share Exchange Agreement pursuant to which we intended to acquire a wholly owned subsidiary, Arriba Resources Inc. However, effective November 13, 2013 our Board of Directors approved the cancellation and reversal of the Share Exchange Agreement due to a failure of consideration on the part of the seller. As a result of the cancellation and reversal of the Share Exchange Agreement, 2,139,926 shares of our common stock and warrants to acquire 2,078,477 shares of our common stock which were previously authorized (but not issued from treasury) have been cancelled with immediate effect. Consequently, the change of control announced in our report on Form 8-K filed on May 21, 2013 has been reversed.

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

Brokerage Division:

Our brokerage divisions consist of Creative Waste Solutions, LLC and Integrated Waste Transportation Services. Both entities own nominal assets and their accounting has only been consolidated since their respective dates of acquisitions of April 7, 2016 and May 22, 2016. Creative Waste Solutions, LLC does not maintain any long term contracts and all revenues are generated through “phone in” orders. Fees are charged based on availability of subcontractors, dumpsters, volume and frequency of pick up. The Company maintains a long term contract with a large local Waste Management company and acts as subcontractor for small local waste Management needs.

In connection with the acquisitions of Creative and Integrated on April 7, 2016 and May 22, 2016, respectively, the Company acquired customer lists valued at $25,000 and $350,000, respectively. The customer lists are being amortized over 24 months. Amortization expense for the twelve months ended September 30, 2018 was $122,917 . As of September 30, 2018 the customer lists have been fully amortized.

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

The Company has determined that the asset does not fit the future plans of the Company. Under the guidelines of Financial Accounting Standards Board (FASB), ASC (Accounting Standards Codification) 360 Newly Acquired Asset Classified as Held for Sale, the Company is actively seeking to dispose of the asset through a sale. During the year ended September 30, 2015, the Company determined that this asset had become impaired and took a charge to earnings of $80,000 which was reflected in discontinued operations.

Concurrently with the disposition of our two producing oil and gas properties, the Company is not involved in the oil and natural gas development arenas.

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

Employees

As of September 30, 2019, we had no full-time employees, and approximately 2-part time independent contractors who are employed primarily within accounting, bookkeeping and administration.

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

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs as necessary, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals and new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

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

Our common stock was quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority prior to its delisting on June 8, 2021 due to our delinquency in the filing of periodic reports with the SEC. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex.

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

Additional Information

We are a public company and are required to file annual, quarterly and special reports and other information with the SEC. We currently are delinquent in our required filings. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1440 NW 1st Court, Boca Raton FL 33432 and are rented for $2,330 per month on a month-to-month basis. Our transfer station is located at 5691 Plunket Street, Hollywood Florida. The site was rented for $4,650 per month plus sales tax through January 31, 2017 and for $4,850 per month plus sales tax for the one-year period ending January 31, 2018. On that site, we have a lease that is valid until January 31, 2018 and then have a (5) Five-year option to renew with a base rent of $6,000, plus sales tax, which was exercised. Base rent shall increase 4% each year of option period.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock were trading on the Over the Counter (OTC) Market under the Symbol “CWSS”, however, due to the delinquency of financial reports required to be filed with the SEC, our common shares no longer trade on the OTC Market.

Trading History

Our common stock is no longer quoted on the OTC Market due to the delinquency referred to in the previous paragraph. Our common stock is traded on The Expert Market which is a private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading, as ours is.

Bid Information*

Financial Quarter Ended	High Bid	Low Bid
30-Sep-19	$0.14	0.03
30-Jun-19	$0.05	0.02
31-Mar-19	$0.05	0.01
31-Dec-18	$0.10	0.01
30-Sep-18	$0.14	0.05
30-Jun-18	$0.18	0.07
31-Mar-18	$0.84	0.10
31-Dec-17	$3.00	0.85
30-Sep-17	$3.25	3.00

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of June 8, 2021, there were approximately 174 holders of record of our common stock. As of such date, 6,025,974 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2019.

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

Results of Operations

OVERVIEW

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended September 30, 2019 and 2018 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 8 of this annual report.

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended September 30, 2019, which are included herein.

Expenses

Operating expenses for the year ended September 30, 2019 were $223,909, representing a decrease of $166,660 from the $390,569 in expenses incurred during fiscal 2018. The decrease was primarily a result of a decrease in our business operations due to the phase-out of services to our largest customer.

Revenue, Net Income and Loss

We had $271,355 in revenues for the year ended September 30, 2019 and $598,348 in revenues for the year ended September 30, 2018. The decrease of $326,993 in revenues was primarily due to the phased-out of the services we provided to our largest customer. Our gross profit in fiscal 2019 was $62,781 versus $241,092 in fiscal 2018, the decrease of $178,311 is primarily attributable to the fact that we phased-out providing services to our largest volume customer.

For the year ended September 30, 2019 we had a net loss of $190,310 compared to a net income of $2,408,986 during the year ended September 30, 2018. The $2,599,296 decrease in net income was primarily due to a derivative gain in fiscal 2018 of $2,612,064 whereas in fiscal 2019 we had a derivative income of $18,972. The large increase in the derivative liability gain in fiscal 2018 was primarily due to a significant decrease in our stock price.

Our loss from operations was $161,128 in fiscal 2019 versus $149,477 in fiscal 2018. The increase of $11,651 was primarily due to the decrease in gross profit of $178,311 and the decrease in operating expenses of $166,660 as explained in the previous paragraphs.

Our operations to date have been financed by the sale of our common stock and third party loans. Our largest operating expenses that affect cash are rent, professional fees, and independent contractor services. The majority of our professional fees consist of auditing expenses incurred in connection with our regulatory filings with the SEC.

We are attempting to generate additional revenues and improve our gross profit, however, revenues that we generate may not be sufficient to cover our operating expenses. If we do not succeed in raising additional capital, we may have to cease operations and you may lose your entire investment.

Liquidity and Capital Resources

At September 30, 2019 we had cash of $393 and no accounts receivable as compared to $3,132 in cash and accounts receivable of $8,914 at September 30, 2018. The decrease in cash of $2,739 is due to cash used in operating activities of $161,314 and cash used in investing activities of $50,000 offset by cash provided by financing activities of $208,575. The decrease in accounts receivable of $8,914 is due to the Company not providing terms to in customers in fiscal 2019 due to lack of cash flow. Our accounts payable and accrued expenses at September 30, 2019 were $176,564 and $196,566 as of September 30, 2018, the decrease of $20,002 is due to a decrease in accounts payable of $46,512 due to a reduction in operations activity as a result of the loss of a major customer and the facilities plant being closed the last three weeks in September 2019 offset by an increase in accrued interest payable of $7,099 due to more convertible debt outstanding and an increase in accrued liabilities of $17,611 primarily due to delinquent rent. On September 30, 2019 and 2018 we had $554,396 and $241,896 of convertible debentures and notes payable to related parties, respectively, and advances from related parties of $97,621 and $80,046, respectively. The increase in related party notes payable of $312,500 is due to the acquisition of notes payable by two of the Company’s shareholders from note holders that were not related parties. The increase in advances from related parties of $17,575 is primarily due to an advance of $15,100 from one shareholder. As of September 30, 2019 and 2018 we had a derivative liability of $210,336 and $72,082, respectively. The increase in derivative liability of $138,254 is attributable to the issuance of four convertible debentures in fiscal 2019 that contained embedded derivatives. We had notes payable and convertible debentures to unrelated parties of $158,830 at September 30, 2019 and $396,500 at September 30, 2018. The decrease in notes payable and convertible debentures to unrelated parties of $237,670 is due to $312,500 of notes payable that were acquired by shareholders from unrelated parties offset by an increase in convertible debentures, net of debt discount, of $74,830. Our total liabilities were $1,198,747 on September 30, 2019 as compared to $987,090 as at September 30, 2018. The details of the decrease in total liabilities of $211,657 is disclosed in the preceding sentences. We had a working capital deficit of $1,197,354 as of September 30, 2019 as compared to our working capital deficit of $975,044 as of September 30, 2018. The increase in working capital deficit of $222,310 is primarily due to a loss from operations of $162,129, accrued interest expense of $48,154, $50,000 of funds used on a real estate deposit, offset by $59,056 of depreciation and amortization expense which is included in the loss from operations. However, excluding the non-cash derivative liability, our September 30, 2019 and 2018 working capital deficits were $987,018 and $902,962, respectively.

Working Capital

Our total current assets as of September 30, 2019 consisted of cash of $393 as compared to total current assets of $12,046 as of September 30, 2018. The decrease in current assets was primarily due to accounts receivable decreasing due to the phase-out of the services we provided to our largest customer in fiscal 2019.

Our total current liabilities as of September 30, 2019 were $1,197,747 as compared to total current liabilities of $987,090 as of September 30, 2018. The increase in current liabilities was primarily attributed to an increase in convertible debentures of $74,830 and an increase in derivative liability of $138,254 resulting from the issuance of new convertible debt in fiscal 2019.

Cash Flows

Operating Activities

Cash used by operating activities was $161,314 for the fiscal year ended September 30, 2019 compared to cash provided by operating activities of $352 for the fiscal year ended September 30, 2018. The decrease of $161,666 in cash provided by operating activities was primarily due to an increase in loss from operations of $14,300, a decrease in depreciation and amortization expense of $81,861 and in the comparative changes in operating assets and liabilities as follows: accounts receivable and deposit decrease of $75,802, and accounts payable and accrued expenses decrease of $2,201.

Investing Activities

Cash used in investing activities was $50,000 for the fiscal year ended September 30, 2019 compared to cash used in investing activities of $2,200 for the fiscal year ended September 30, 2018, an increase of $47,800. The increase was due to a $50,000 property deposit made in fiscal 2019 while in fiscal 2018 our only investing activity was the purchase of $2,200 of fixed assets.

Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2019 was $208,575 compared to $3,500 in the year ended September 30, 2018. The increase of $205,075 was primarily due to notes payable proceeds in fiscal 2019 of $196,000 less a $5,000 note payment, whereas there were no issuances of notes payable in fiscal 2018, and advances from related parties of $15,575 versus $3,500 of a related party advance in fiscal 2018.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year end ended September 30, 2019 due to the net operating loss carryforwards that are available to us in the USA.

Cash Requirements

For the twelve months ended September 30, 2020 we required additional funds of approximately $176,000 to fund our budgeted expenses as follows: Rent $110,000, office administration and other $27,000, contract labor $12,000, accounting and bookkeeping $10,000, management fees $6,000, auditor and professional fees $6,000, and repairs and maintenance $5,000. These funds were primarily raised from advances received from a shareholder and an entity owned by said shareholder. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Creative Waste Solutions, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Waste Solutions Inc. (the Company) as of September 30, 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of September 30, 2018, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 10, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Fiorello & Partners, Inc.

We have served as the Company’s auditor since 2020.

Coral Springs, Florida

July 9, 2021

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT. THE PREDECESSOR AUDITOR HAS NOT REISSUED THE REPORT.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 3 to the financial statements, the Company’s ability to raise additional capital through debt and/or equity financing to fund its operating costs is unknown, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pembroke Pines, Florida

July 10, 2019

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018

ASSETS
Current assets -
Cash	$393	$3,132
Accounts receivable, net	-	8,914
Total current assets	393	12,046

Deposits	57,000	7,000
Equipment, net	36,700	54,700
Intangible assets, net	150,000	150,000
Goodwill	149,500	149,500
Total assets	$393,593	$373,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued liabilities	$176,564	$196,566
Convertible debentures and notes payable, related parties	554,396	241,896
Convertible debentures and notes payable, net of discount	158,830	396,500
Advances-related parties	97,621	80,046
Derivative liability	210,336	72,082
Total current liabilities	1,197,747	987,090

Total liabilities	1,197,747	987,090

Stockholders’ deficit:
Preferred Stock;$.001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 shares authorized and 6,015,974 shares issued and outstanding in 2019 and 2018	6,016	6,016
Additional-paid in capital	3,011,608	3,011,608
Accumulated deficit	(3,821,778)	(3,631,468)
Total stockholders’ deficit	(804,154)	(613,844)

Total liabilities and stockholders’ deficit	$393,593	$373,246

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2019	2018

Sales	$271,355	$598,348
Cost of goods sold	208,574	357,256
Gross profit	62,781	241,092

Operating expenses:
General and administrative	223,909	390,569
Loss from operations	(162,128)	(149,477)

Other income (expenses):
Gain on derivative liability	18,972	2,612,064
Interest expense	(48,154)	(53,601)
Total other income (expenses)	(29,182)	2,558,463

Net income (loss)	$(190,310)	$2,408,986

Basic earnings (loss) per common share
Net income (loss)	$(0.03)	$0.40

Diluted earnings (loss) per common share
Net income (loss)	$(0.03)	$0.30

Basic weighted average shares outstanding	6,015,974	6,015,974
Diluted weighted average shares outstanding	6,015,974	7,974,616

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2017-as restated	6,015,974	$6,016	$3,011,608	$(6,040,454)	$(3,022,830)

Net Income	-	-	-	2,408,986	2,408,986

Balance at September 30, 2018-as restated	6,015,974	6,016	3,011,608	(3,631,468)	(613,844)

Net Loss	-	-	-	(190,310)	(190,310)

Balance at September 30, 2019	6,015,974	$6,016	$3,011,608	$(3,821,778)	$(804,154)

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(190,310)	$2,408,986
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
(Gain) loss in fair value of derivative liability	(18,972)	(2,612,064)
Depreciation and amortization	59,056	140,917
Changes in operating assets and liabilities
Accounts receivable and Deposit	8,914	84,716
Accounts payable and accrued liabilities	(20,002)	(22,203)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(161,314)	352

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(2,200)
Investment	(50,000)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(50,000)	(2,200)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	196,000	-
Proceeds from advances-related parties	17,575	3,500
Payment on note payable	(5,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	208,575	3,500

Net increase (decrease) in cash	(2,739)	1,652
Cash, beginning of period	3,132	1,480
Cash, end of period	$393	$3,132

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

On April 7, 2016, the Company entered into a membership purchase agreement with Creative Waste Solutions, LLC, a Florida limited liability corporation (“Creative”) whereby the Company purchased 100% of the membership interest for $25,000 .

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. (“Integrated”). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares valued at $1 per share of common stock of the Company .

On August 26, 2016, the Company purchased certain assets of Easy Disposal, Inc. (“Easy”), for an aggregate amount of $396,500 which includes 50,000 shares of common stock of the Company, valued at $2.19 per share and the remainder in cash .

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

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries, 1030029 Ltd., Creative and Integrated. All material intracompany balances and transactions have been eliminated. 1030029 Ltd. has been dormant for years and has no assets or liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At September 30, 2019 and September 30, 2018, the Company’s allowance for doubtful accounts was $0.

Revenue Recognition

The Company recognizes revenue from waste removal services it provides to its customers. The Company’s revenue recognition policies comply with FASB ASC Topic 606 “Revenues From Contracts With Customers”. Revenue is recognized at the time the waste removal services are completed, when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured.

For revenue from product sales, the Company recognizes revenue in accordance with FASB ASC 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Adoption of ASC 606 had no material effect on the Company’s financial statements.

Equipment

Equipment are carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method.

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

Related Parties

The Company follows FASB ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 Property, Plant and Equipment. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 “Intangibles-Goodwill and Other” in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the years ended September 30, 2019 and 2018, the Company did not sustain any impairment loss.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $149,500 related to its August 2016 acquisition of Easy. As of September 30, 2019 and September 30, 2018, the Company performed the required impairment review and concluded that the goodwill was not impaired.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the years ended September 30, 2019 and 2018, however, the Company had an operating loss during the year ended September 30, 2019 and, accordingly, the potential convertible shares were not considered in the EPS calculation for the September 30, 2019 year-end period due to the anti-dilutive effect of the convertible notes. For the year ended September 30, 2018 the Company had net income, accordingly, 1,958,642 of convertible shares are included in diluted weighted average shares outstanding.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ deficit.

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU becomes effective for the Company on January 1, 2020. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for leases with terms longer than 12 months and disclosing key information about leasing transactions. Leases are classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides an optional transition method to apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. We are evaluating what impact, if any, the adoption of this guidance will have on our financial condition, results of operations, cash flows or financial disclosures.

On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for certain major accounting standards, including ASC 842, to give implementation relief to certain types of entities. Under the FASB’s new framework, two “buckets” were defined. Bucket 1 includes public companies that are SEC filers but excludes “Small Reporting Companies” (SRC’s). Bucket 2 includes all other entities, including SRC’s. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company plans to adopt ASU 2016-02, Leases (Topic 842), in our fiscal year ending September 30, 2022.

No other new accounting pronouncements were issued during the year ended September 30, 2019 that we expect will have a material effect on the Company’s fiscal year 2019 consolidated financial statements.

NOTE 3 - EQUIPMENT

Equipment at September 30, 2019 and 2018 consisted of the following:

	2019	2018
Equipment	$92,200	$92,200

Less accumulated depreciation	(55,500)	(37,500)
Equipment, net	$36,700	$54,700

Depreciation expense for the year ended September 30, 2019 and 2018 was $18,000 and $18,000, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at September 30, 2019 consisted of the following:

	2019	2018
Customer lists	$375,000	$375,000
Licenses	150,000	150,000
	525,000	525,000
Less accumulated amortization	(375,000)	(375,000)
Intangible assets, net	$150,000	$150,000

The customer lists were amortized over 24 months and fully amortized as of June 30, 2018. The licenses are not being amortized.

Amortization expense of intangible assets for the years ended September 30, 2019 and 2018 was $0 and $122,917, respectively.

NOTE 5 - ASSET HELD FOR SALE

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

NOTE 6 – CONVERTIBLE DEBENTURES - RELATED PARTY

On January 15, 2015, the Company amended the convertible debenture with the principal of $75,754 of a related party so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company’s common stock.

On February 23, 2015, a shareholder holding a debenture with a principal balance of $75,754 and other advances to the Company of $149,142 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and interest at $0.15 and the advances of $149,142 plus further advances up to $150,000 at a 15% discount to the closing price as of date of the agreement or $0.15 per share. The shareholder agreed to advance an additional $50,000 to the Company to acquire assets for the Company. The $50,000 is not convertible and is accounted for as advances due to related party see Note 10.

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivatives at September 30, 2019 was determined using the Black Scholes model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 375.28%, (3) weighted average risk-free interest rate of 1.75%, (4) expected life of 1.0 years, and (5) estimated fair value of the Company’s common stock is $0.05. The fair value of the derivative liability as of September 30, 2019 was $42,787. During the year ended September 30, 2019 the decrease in fair value of $29,295 resulted in a gain reflected in the statement of operations. During the year ended September 30, 2018 the decrease in fair value of $2,612,064 resulted in a gain reflected in the statement of operations.

The addition of a conversion feature for the advances of $149,142 created a beneficial conversion feature as of September 30, 2015 of $149,142. Due to the advances having no terms and being due on demand, this amount was expensed as interest expense for the year ended September 30, 2015.

As of September 30, 2019 and September 30, 2018, the amount due under the convertible debentures to a related party was $241,896 and $241,896, respectively.

NOTE 7 - NOTES PAYABLE

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

On August 26, 2016, the Company issued two notes payable to unrelated parties for $300,000 that bear annual interest at 10%. The proceeds of the note were used to purchase Easy. In fiscal year 2019 a $5,000 principal payment was made and a shareholder of the Company purchased the remaining $295,000 balance from the unrelated parties.

On July 30, 2017, the Company issued a note payable on demand to an unrelated party for $50,000 that bears annual interest at 10%. The proceeds of the note were used to make a deposit for the planned purchase of a Florida Limited Liability Company as disclosed in Note 16.

On November 8, 2018, the Company issued a convertible debenture of $25,000 bearing interest of 10% per annum with an August 8, 2019 maturity date that was extended to September 30, 2021 on its original maturity date. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. As of the date of these financial statements the note has not been converted. The fair value of the embedded derivative at September 30, 2019 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 319.9%, (3) weighted average risk-free interest rate of 1.56%, (4) expected life of two years, (5) estimated fair value of the Company’s common stock is $0.05. The fair value of the derivative liability as of September 30, 2019 was $13,177 which is included in other expenses on the statement of operations.

On April 4, 2019, the Company issued a convertible debenture of $45,000 bearing interest of 10% per annum with a December 15, 2019 maturity date that was extended to September 30, 2021 on its original maturity date. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.15 per share. As of the date of these financial statements the note has not been converted. The fair value of the embedded derivative at September 30, 2019 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 308.6%, (3) weighted average risk-free interest rate of 1.83%, (4) expected life of two and one-half months, (5) estimated fair value of the Company’s common stock is $0.05. The fair value of the derivative liability as of September 30, 2019 was $3,960 which is included in other expenses on the statement of operations.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date that was extended to September 30, 2021 on its original maturity date. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. As of the date of these financial statements the note has not been converted. The fair value of the embedded derivative at September 30, 2019 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299.43%, (3) weighted average risk-free interest rate of 1.83%, (4) expected life of five and one-half months, (5) estimated fair value of the Company’s common stock is $0.05. The fair value of the derivative liability as of September 30, 2019 was $52,005 which is included in other expenses on the statement of operations.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. As of the date of these financial statements the note has not been converted. On March 6, 2020 the Company paid the note off with a payment of $95,000 which included principal, accrued interest, and a prepayment penalty. The fair value of the embedded derivative at September 30, 2019 was determined using the Black Scholes based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299.43%, (3) weighted average risk-free interest rate of 1.83%, (4) expected life of six months, (5) estimated fair value of the Company’s common stock is $0.05. The fair value of the derivative liability as of September 30, 2019 was $98,407 which is included in other expenses on the statement of operations.

NOTE 8 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $97,621 and $80,046 as of September 30, 2019 and September 30, 2018, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

NOTE 9 – DERIVATIVE INSTRUMENTS

During the year ended September 30, 2016, the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815. The Company subsequently issued additional convertible instruments. These instruments are measured at fair value at the end of each reporting period. (See Note 7).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2019 and 2018:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities-Sept. 30, 2019	$-	$-	$210,336	$210,336
Derivative liabilities-Sept. 30, 2018	$-	$-	$72,082	$72,082

The following table represents the change in the fair value of the derivative liabilities during the year ended September 30, 2019 and 2018:

Fair value of derivatives, September 30, 2017	$2,684,146
Change in fair value of derivative liability – (gain)	(2,612,064)
Fair value of derivatives, September 30, 2018	72,082

Fair value of derivatives, September 30, 2018	72,082
Derivative value charged to note payable discount	157,226
Change in fair value of derivative liability – (gain)	(18,972)
Fair value of derivatives, September 30, 2019	$210,336

NOTE 10 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of September 30, 2019 would result in an increase of approximately 5,553,130 shares. The Company incurred a net loss for the year ended September 30, 2019, accordingly, the convertible shares were not used to calculate EPS for that period due to their anti-dilutive effect. The Company realized net income in fiscal 2018 and used 1,958,642 of convertible shares to calculate EPS.

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

NOTE 12 – EQUITY

During the years ended September 30, 2019 and 2018 the Company did not issue any shares of common or preferred stock. The financial statements have been restated to show 5,038 common shares that were issued and outstanding in fiscal year 2016 but not shown on the Consolidated Statements of Stockholders Deficit. The 5,038 common shares balance is comprised of 5,000 shares issued for cash and all the proceeds were credited to additional paid-in capital and the other 38 shares resulted from the rounding up of fractional shares. The effect of the restatement was to increase common stock by $5 and decrease additional paid in capital by $5.

NOTE 13– INCOME TAXES

The Company has losses carried forward for income tax purposes through September 30, 2019. There are no current or deferred tax expenses for the years ended September 30, 2019 and 2018 due to the Company’s tax loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the years ended September 30, 2019 and 2018 consists of the following:

	2019	2018

Deferred income tax asset attributed to:
Current operations	$43,368	$42,143
Less: Change in valuation allowance	(43,368)	(42,143)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at September 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019	Sept. 30, 2018

Income tax operating loss carryforward	$3,282,991	$3,076,475

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$615,928	$572,560
Amortization of intangible assets	73,500	73,500
Total deferred tax assets	689,428	646,060
Less: valuation allowance	(689,428)	(646,060)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of September 30, 2019, the Company has an unused net operating loss carry-forward balance of approximately $3,283,000 that is available to offset future taxable income. Of the approximate unused net operating loss carry-forward balance, $3,076,000 expires between 2026 and 2039 and $207,000 can be carried forward indefinitely but can only offset 80% of taxable income, if any, without regard to the Internal Revenue Code Section 199A deduction.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

The Company has not filed federal income tax returns for more than five years. Management believes that due to the large net operating loss carryforward and the lack of any net taxable income during the Company’s history it is not liable for any income tax.

NOTE 14 – DISCONTINUED OPERATIONS

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring in January 2018, with the option to renew for an additional five years, such option has been exercised. For the twelve months ended January 31, 2017 the base monthly rent was $4,650 plus sales tax. For the twelve months ended January 31, 2018 the base monthly rent is $4,850 plus sales tax. The lease was acquired with the acquisition of Easy. Upon the exercise of the five-year renewal option the monthly rent increased to $6,348. Rent expense was $110,661 and $102,543 for the years ended September 30, 2019 and 2018, respectively, which includes approximately $2,420 monthly rent for administrative offices which are leased on a month to month basis.

As of September 30, 2019, future minimum annual payments, including sales tax, under operating lease agreements for fiscal year ending September 30 are as follows:

2020 through 2022 – three years - $76,176 annually	$228,528
2023	19,044
$247,572

Membership Purchase Agreement:

On August 2, 2017, the Company entered into a “Membership Purchase Agreement” with a Florida based Limited Liability Company (LLC). Pursuant to the agreement, the Company would acquire 100% of the membership interests of the LLC for a $2,600,000 purchase price. The acquisition was contingent on the Company’s raising of the funds needed to consummate the transaction. The Company made a non-refundable deposit of $50,000, an additional $943,371 is required at closing (net of closing credits) and the seller will provide $1,600,000 of financing. The closing was extended to March 8, 2018. The Company was not able to raise the funds necessary for the acquisition and therefore forfeited the $50,000 deposited which was charged to operations and included in general and administrative expenses in the quarter ended March 31, 2018.

On September 16, 2019 the Company entered into an agreement to purchase real estate at a price of $300,000. The agreement stated that if the full purchase price was not paid by December 31, 2019 any deposit made by the Company would be forfeited. The company paid a $50,000 deposit and was not able to obtain the necessary financing to pay the full purchase price, accordingly, on January 1, 2020 the Company received written notice from the seller that the $50,000 deposit was forfeited.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that there are no material subsequent events that would require an adjustment to the financial statements. The subsequent events disclosures are shown below.

On January 1, 2020, the Company forfeited a $50,000 real estate deposit (see Note 16).

On March 3, 2020 through March 6, 2020, without any formal repayment terms, $183,000 was advanced to the Company by one of its director’s. The funds were used to pay-off the $95,000 convertible debt obligation referred to in the subsequent paragraph and the remaining proceeds were used for working capital purposes.

On March 6, 2020, the Company, pursuant to a debt settlement agreement, paid $95,000, which included a prepayment penalty, to liquate a $75,000 convertible debenture plus accrued interest that was to mature on May 29, 2020 and agreed to issue to the note holder 10,000 shares of the Company’s common stock. The shares were issued on April 16, 2020.

From October 1, 2019 through February 28, 2020, the Company conducted limited operations primarily due to a lack of capital that precluded the completion of structural repairs, mandated by its landlord, to the interior of its operations facility. Also, from March 2020 through the middle of June 2020, the Company experienced a decline in revenues of approximately $74,000 compared to the average revenues generated during the prior fiscal year for a three and one-half month period. The principal reason for the aforementioned revenue decrease is the outbreak of the coronavirus (COVID-19) which resulted in mandates from federal, state, and local authorities resulting in an overall decline in economic activity. Due to the reasons referred to in this paragraph, the Company’s revenues for the fiscal year ended September 30, 2020 declined by approximately 36% as compared to the September 30, 2019 fiscal year revenues.

On May 20, 2021, the SEC issued an order instituting administrative proceedings and notice of hearing pursuant to Section 12(j) of the 1934 Act due to the Company being delinquent in its periodic filings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Due to the death of its auditor, the Company engaged a new auditor.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we intend to implement further internal controls when we become profitable so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2019, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2019 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Jared Robinson	Chief Executive Officer, and Director	47	March 3, 2013

Joseph Graham	Secretary and Director	35	August, 11, 2013

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables sets for the compensation for all officers and directors during the past three years:

DIRECTORS and OFFICERS - COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Joseph Graham(1)	2019	--	---	--	--	--	--	--	--
Secretary and	2018	--	--	--	--	--	--	--	--
Director	2017	--	--	--	--	--	--	--	--

Jared Robinson(2)	2019	--	--	--	--	--	--	--	--
Chairman, Director,	2018	--	--	--	--	--	--	--	--
Former Chief Financial Officer	2017	--	--	--	--	--	--	--	--

Abraham Mishal(3)	2019	--
Director	2018
	2017	--

________________

(1)	Joseph Graham has been our secretary and director since August 11, 2013.
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

Stock Options/SAR Grants

During our fiscal year ended September 30, 2019 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended September 30, 2019.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any director’s fees or other cash compensation for services rendered as a director since our inception to September 30, 2017. In the fiscal year ended September 30, 2018, one of our director’s received $8,000 for administrative services rendered in our day-to-day operations. The payments to said director were not a director’s fee.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2020 certain information concerning the beneficial ownership of our common stock, by (i) each person known by us to own beneficially five per cent (5%) or more of the outstanding shares of each class, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after September 30, 2020 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Joseph Graham 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	30,000	.50%

Jared Robinson 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	50,000	.83%

Petra Corporation 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	1,470,000	24.43%

Lilia Mishal 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	581,316	9.66%

Jaime Mayo 1489 West Warm Springs Road Suite 110 Henderson, NV 89014	501,000	8.33%

Directors and Executive officers as a Group	80,000	1.33%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Leon & Company, PA was our independent auditors for the fiscal years ended September 30, 2018 and September 30, 2017.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor during fiscal 2019 and 2018.

	2019	2018

Audit Fees	$34,600	$23,900
Audit-Related Fees
Tax Fees
All Other Fees
Total	$34,600	$23,900

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

Creative Waste Solutions, Inc..
(Registrant)

Dated: July 12, 2021	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2021	By:	/s/ Jared Robinson
Jared Robinson
Chief Executive Officer and Director

Dated: July 12, 2021	By:	/s/ Joseph Graham
Joseph Graham
Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

101	XBRL Interactive Data Files

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

