Form 10-Q
period 2019-12-31
Creative Waste Solutions, Inc.
filed 2021-07-30
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-140299

CREATIVE WASTE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0425627
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1440 NW 1st Court, Boca Raton, Florida	33432
(Address of principal executive offices)	(Zip Code)

(561) 757-3585

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2021 there were 6,025,974 shares of Common Stock of the issuer outstanding.

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

3

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31,	September 30,
	2019	2019
ASSETS
Current assets -
Cash	$-	$393
Accounts receivable, net	-	-
Total current assets	-	393

Deposits	57,000	57,000
Equipment, net	32,200	36,700
Intangible assets, net	150,000	150,000
Goodwill	149,500	149,500
Total assets	$388,700	$393,593

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities -
Accounts payable and accrued liabilities	$174,182	$176,564
Convertible debentures and notes payable, related parties	554,396	554,396
Convertible debentures, net of discount	132,745	79,830
Notes payable	79,000	79,000
Advances-related parties	139,173	97,621
Derivative liability	86,643	210,336
Total current liabilities	1,166,139	1,197,747

Total liabilities	1,166,139	1,197,747

Stockholders’ deficit:
Preferred Stock;$.001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 shares authorized and 6,015,974 shares issued and outstanding	6,016	6,016
Additional-paid in capital	3,011,608	3,011,608
Accumulated deficit	(3,795,063)	(3,821,778)
Total stockholders’ deficit	(777,439)	(804,154)

Total liabilities and stockholders’ deficit	$388,700	$393,593

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended December 31,
	2019	2018

Sales	$5,451	$78,119
Cost of goods sold	5,342	48,011
Gross profit	109	30,108

Operating expenses:
General and administrative	38,627	55,596
Loss from operations	(38,518)	(25,488)

Other income (expenses):
Gain on derivative liability	123,693	52,166
Interest expense	(58,460)	(4,526)
Total other income	65,233	47,640

Net income	$26,715	$22,152

Basic earnings per common share
Net income	$0.00	$0.00

Diluted earnings per common share
Net income	$0.00	$0.00

Basic weighted average shares outstanding	6,015,974	6,015,974
Diluted weighted average shares outstanding	12,745,461	8,229,654

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended December 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$26,715	$22,152
Adjustments to reconcile net income to net cash provided (used in) operating activities:
(Gain) in fair value of derivative liability	(123,693)	(52,166)
Depreciation and amortization	57,415	8,656
Changes in operating assets and liabilities
Accounts receivable	-	7,974
Accounts payable and accrued liabilities	(2,382)	(16,693)
NET CASH (USED IN) OPERATING ACTIVITIES	(41,945)	(30,077)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Convertible debentures	-	25,000
Advances from related parties	41,552	2,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	41,552	27,800

Net (decrease) in cash	(393)	(2,277)
Cash, beginning of period	393	3,132
Cash, end of period	$-	$855

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

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

On May 22, 2016, the Company entered into a stock purchase agreement with Florida based, Integrated Waste Transportation Services, Inc. (“Integrated”). Pursuant to the agreement, the Company acquired 100% of the outstanding equity of Integrated in exchange for $300,000 and 50,000 shares valued at $1.00 per share of common stock of the Company.

On August 26, 2016, the Company purchased certain assets of Easy Disposal, Inc. (“Easy”), for an aggregate amount of $396,500 which includes 50,000 shares of common stock of the Company, valued at $2.19 per share and the remainder in cash.

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

Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s September 30, 2019 Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2019 as reported on Form 10-K, have been omitted.

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At December 31, 2019 and September 30, 2019, the Company did not have any accounts receivable.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three months ended December 31, 2019 and 2018, accordingly, the potential convertible shares were considered in the EPS calculation for that period due to their dilutive effect.

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

On November 15, 2019, the FASB issued ASU 2019-10 which amended the effective dates for certain major accounting standards, including ASC 842, to give implementation relief to certain types of entities. Under the FASB’s new framework, two “buckets” were defined. Bucket 1 includes public companies that are SEC filers but excludes “Small Reporting Companies” (SRC’s). Bucket 2 includes all other entities, including SRC’s. Bucket 2 entities have to apply ASC 842 for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The Company plans to adopt ASU 2016-02, Leases (Topic 842), during our fiscal year ending September 30, 2022.

No other new accounting pronouncements were issued during the three months ended December 31, 2019 that we expect will have a material effect on the Company’s fiscal year 2020 consolidated financial statements.

NOTE 3 - EQUIPMENT

Equipment at December 31, 2019 and September 30, 2019 consisted of the following:

	Dec. 31	Sept. 30
Equipment	92,200	$92,200
	92,200	92,200
Less accumulated depreciation	(60,000)	(55,500)
Equipment, net	$32,000	$36,700

Depreciation expense for the three months ended December 31, 2019 and 2018 was $4,500 and $4,500, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at December 31, 2019 and September 30, 2019 consisted of the following:

	Dec. 31	Sept. 30
Customer lists	$375,000	$375,000
Licenses	150,000	150,000
Less accumulated amortization	(375,000)	(375,000)
Intangible assets, net	$150,000	$150,000

The customer lists were amortized over 24 months and were fully amortized as of June 30, 2018.

Amortization expense for the three months ended December 31, 2019 and 2018 was $-0- and $-0-, respectively.

NOTE 5 – CONVERTIBLE DEBENTURES - RELATED PARTY AND UNRELATED PARTIES

Related Party

On January 15, 2015, the Company amended the convertible debenture of a shareholder, with a principal balance of $75,754, so that the debenture became anti-dilutive with a conversion price set at $0.35 regardless of any forward or reverse splits in the Company’s common stock.

On February 23, 2015, the aforementioned shareholder holding a debenture with a principal balance of $75,754 made demand for payment of the total amounts owed including interest. The Company was not able to pay the outstanding balances. The Company and the shareholder came to an agreement that the shareholder could convert his $75,754 convertible note payable and accrued interest at $0.15 per share.

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivative at December 31, 2019 was determined using the Black Scholes method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 375%, (3) weighted average risk-free interest rate of 1.55%, (4) expected term of one year, and (5) estimated fair value of the Company’s common stock is $0.02. The fair value as of December 31, 2019 and September 30, 2019 was $12,282 and $42,787, respectively. During the three months ended December 31, 2019 and 2018 the decrease in fair value was $30,507 and $52,166, respectively, which is included in other income in the statement of operations.

As of December 31, 2019 and September 30, 2019, the principal amount due under the convertible debenture to the shareholder was $75,754 and $75,754, respectively. As of December 31, 2019 and September 30, 2019, the accrued interest due under the convertible debenture to the shareholder was $69,656 and $69,656, respectively.

Effective September 30, 2018 the shareholder agreed that there will be no further accrual of interest on the debt instrument referred to above.

Unrelated Parties

On November 8, 2018, the Company issued a convertible debenture of $25,000 bearing interest of 10% per annum with an August 8, 2019 maturity date that was extended to September 30, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 320%, (3) weighted average risk-free interest rate of 1.58%, (4) expected term twenty-one months, and (5) estimated fair value of the Company’s common stock is $0.02. The fair value on the issuance date was $21,407 which was recorded as a discount to the note payable and was fully amortized as of September 30, 2019. The fair value on December 31, 2019 and September 30, 2019 is $5,187 and $13,177, respectively. During the three months ended December 31, 2019 and 2018 the decrease in fair value was $7,990 and $12,965, respectively, which is included as other income in the statement of operations. The amortization of the note discount for the quarter ended December 31, 2019 and 2018 was $0 and $4,156, respectively, and is shown as interest expense in the statement of operations. At December 31, 2019 and September 30, 2019, the principal balance of the convertible debenture was $25,000 and $25,000, respectively, and the balance of accrued interest payable was $2,870 and $2,240, respectively.

On April 4, 2019, the Company issued a convertible debenture of $45,000 bearing interest of 10% per annum with a December 15, 2019 maturity date that was extended to September 30, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.15 per share. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309%, (3) weighted average risk-free interest rate of 1.58%, (4) expected term of twenty-one months, and (5) estimated fair value of the Company’s common stock is $0.02. The fair value on the issuance date was $9,819 which was recorded as a discount to the note payable and was fully amortized as of December 31, 2019. The fair value on December 31, 2019 was $5,921. During the three months ended December 31, 2019 the increase in fair value was $1,961, which is included as a reduction in other income in the statement of operations. The amortization of the note discount for the quarter ended December 31, 2019 was $2,915, and is shown as interest expense in the statement of operations. At December 31, 2019 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $45,000 and $42,085, respectively, and the balance of accrued interest payable was $3,353 and $2,219, respectively.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date that was extended to January 12, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. The embedded conversion feature has been recorded as a derivative liability using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299%, (3) weighted average risk-free interest rate of 1.59%, (4) expected life of five months, (5) estimated fair value of the Company’s common stock is $0.02. The fair value on the issuance date was $129,650, since the fair value exceeded the note’s principal amount, $75,000 was recorded as a discount to the note payable and is being amortized over nine months. The fair value on December 31, 2019 is $48,960. During the three months ended December 31, 2019 the decrease in fair value was $49,447 which is included as other income in the statement of operations. The amortization of the note discount for the quarter ended December 31, 2019 was $25,000, and is shown as interest expense in the statement of operations. At December 31, 2019 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $33,333 and $8,333, respectively, and the balance of accrued interest payable was $2,568 and $678, respectively. This note payable was paid prior to maturity on March 6, 2020 and is disclosed as a subsequent event.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date that was extended to September 30, 2021, the note was funded on September 11, 2019. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. The embedded conversion feature has been recorded as a derivative liability using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 299%, (3) weighted average risk-free interest rate of 1.59%, (4) expected life of five months, (5) estimated fair value of the Company’s common stock is $0.02. The fair value on the issuance date was $101,078, since the fair value exceeded the note’s principal amount, $75,000 was recorded as a discount to the note payable and is being amortized over eight and one-half months. The fair value on December 31, 2019 was $14,295. During the three months ended December 31, 2019 the decrease in fair value was $37,710 which is included as other income in the statement of operations. The amortization of the note discount for the quarter ended December 31, 2019 was $26,471, and is shown as interest expense in the statement of operations. At December 31, 2019 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $30,882 and $4,411, respectively, and the balance of accrued interest payable was $2,203 and $313, respectively.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES AND UNRELATED PARTY

Related Parties

On December 29, 2015, the Company issued a $17,500, 6% annual interest, demand note payable to an unrelated party that is payable upon demand. The note holder agreed to the cessation of accrued interest as of September 30, 2018. During the year ended December 31, 2019, a shareholder of the Company purchased the note payable from the unrelated party. At December 31, 2019 and September 30, 2019, the principal balance of the note payable is $17,500 and $17,500, respectively, and the balance of accrued interest payable was $2,895 and $2,895, respectively.

On August 16, 2016, the Company issued a $17,000, 10% annual interest, demand note payable to a shareholder. The shareholder agreed to the cessation of accrued interest as of September 30, 2018. At December 31, 2019 and September 30, 2019, the principal balance of the note payable was $17,000 and $17,000, respectively, and the balance of accrued interest payable was $3,152 and $3,152, respectively.

On August 26, 2016, the Company issued two demand notes payable to an unrelated party totaling $300,000 ($175,000 and $125,000) that bear annual interest at 10%. The proceeds of the note were used to purchase Easy (see Note 1). The note holder agreed to the cessation of accrued interest as of September 30, 2018. During the year ended December 31, 2019, a shareholder of the Company purchased the notes payable from the unrelated party and the Company made a $5,000 principal payment, accordingly, the aggregate principal balance of the note payables at December 31, 2019 and September 30, 2019 was $295,000 and $295,000, respectively, and the aggregate balance of accrued interest payable was $62,916 and $62,916, respectively.

Unrelated Party

On April 4, 2016 and July 30, 2017, the Company issued demand notes payable of $29,000 and $50,000, respectively, to an unrelated party. The notes bear annual interest of 10% The note holder agreed to the cessation of accrued interest as of September 30, 2018. At December 31, 2019 and September 30, 2019, the aggregate principal balance of the notes payable was $79,000 and $79,000, respectively, and the aggregate balance of accrued interest payable was $13,082 and $13,082, respectively.

NOTE 7 – ADVANCES - RELATED PARTIES

The Company has received numerous advances from two shareholders, one of which is a Company officer, totaling $288,315 and $233,317 as of December 31, 2019 and September 30, 2019, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

NOTE 8 – DERIVATIVE INSTRUMENTS

On February 23, 2015, the Company changed the conversion features on a convertible instrument that require liability classification under ASC 815 “Derivatives and Hedging”. The instruments is measured at fair value at the end of each reporting period. (See Note 7).

As defined in FASB ASC 820 “Fair Value Measurement”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market value of its common stock that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2019 and September 30, 2019:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at December 31, 2019	$-	$-	$86,643	$86,643
Derivative liabilities at September 30, 2019	$-	$-	$210,336	$210,336

The following table represents the change in the fair value of the derivative liabilities during the three months ended December 31, 2019 and 2018:

Fair value of derivatives, September 30, 2018	$72,082
Derivative value-convertible note on issuance date, note discount item	21,407
Change in fair value of derivative liability – gain	(52,166)
Fair value of derivatives, December 31, 2018	41,323

Fair value of derivatives, September 30, 2019	210,336

Change in fair value of derivative liability – gain	(123,693)
Fair value of derivatives, December 31, 2019	$86,643

NOTE 9 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of weighted average common shares outstanding assuming conversion of the convertible debentures as of December 31, 2019 and 2018 would result in an increase of approximately 6,729,487 and 2,213,680 shares, respectively.

NOTE 10 – EQUITY AND RECONCILIATION OF CHANGES IN STOCKHOLDERS’ DEFICIT

During the three months ended December 31, 2019 and 2018, the Company did not issue any shares of common stock and there was no change in additional paid-in capital.

Stockholders’ Deficit – Three months ended December 31, 2019:
Stockholders’ deficit – September 30, 2019	$(804,154)
Net income – three months ended December 31, 2019	26,715
Stockholders’ deficit – December 31, 2019	$(777,439)

Stockholders’ Deficit – Three months ended December 31, 2018:
Stockholders’ deficit – September 30, 2018	$(613,844)
Net income – three months ended December 31, 2018	22,152
Stockholders’ deficit – December 31, 2018	$(591,692)

NOTE 11– INCOME TAXES

The Company has losses carried forward for income tax purposes through December 31, 2019. There are no current or deferred tax expenses for the three months ended December 31, 2019 and 2018 due to the Company’s tax loss position. The Company had fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the three months ended December 31, 2019 and 2018 consists of the following:

	2019	2018

Deferred income tax asset attributed to:
Current operations	$20,364	$6,303
Less: Change in valuation allowance	20,364	(6,303)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019	Sept. 30, 2019

Income tax operating loss carryforward	$3,379,962	$3,282,991

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$636,292	$615,928
Amortization of intangible assets	73,500	73,500
Total deferred tax assets	709,792	689,428
Less: valuation allowance	(709,792)	(689,428)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of December 31, 2019, the Company has an unused net operating loss carry-forward balance of approximately $3,380,000 that is available to offset future taxable income. Of the unused net operating loss carry-forward balance, $3,076,475 expires between 2026 and 2039 and $283,196 can be carried forward indefinitely but can only offset 80% of taxable income, if any, without regard to the Internal Revenue Code Section 199A deduction.

The issuance of 2,532,054 shares of common stock during the year ended September 30, 2014 affected a change in control of the Company. Due to the change in control, the tax loss carryforward may only be used on a formula basis under IRS section 382 which will affect the benefit the Company can gain from the tax loss.

The Company has not filed federal income tax returns for more than five years. Management believes that due to the large net operating loss carryforward and the lack of any net taxable income during the Company’s history it is not liable for any income tax. Management intends to file the past due income tax returns during the fiscal year ending September 30, 2021.

NOTE 12 – DISCONTINUED OPERATIONS

Prior to the waste transfer station business acquisitions referred to in Note 1, the Company operated in the oil and gas industry. The Company discontinued operating in the oil and gas industry and operates in the waste management industry. Accordingly, the financial statements for the year ended September 30, 2015 reflect a loss from discontinued operations from the oil and gas operations. The Company wrote-off an asset consisting of two oil and gas properties located in Alberta Canada in the September 30, 2015 fiscal year. The Company is actively seeking to dispose of the asset through a sale and will account for the disposition of this property as a discontinued operation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases operations facility located in Hollywood, FL under a long-term operating lease expiring on January 31, 2023. The lease was acquired with the acquisition of Easy. Upon the exercise of the five-year renewal option, effective February 1, 2018, the monthly base rent increased to $6,000 with annual increases of 4% plus sales tax and utilities. Rent expense was $27,540 and $26,034 for the three months ended December 31, 2019 and 2018, respectively, which includes monthly rent of $2,450 and $2,330, respectively, for administrative offices which are leased on a month to month basis.

As of December 31, 2019, future minimum annual payments, including sales tax, under an operating lease agreement for fiscal year ending September 30 are as follows:

2020	$61,937
2021	85,149
2022	88,555
2023	29,902
Totals	$265,543

On September 16, 2019 the Company entered into an agreement to purchase real estate at a price of $300,000. The agreement stated that if the full purchase price was not paid by December 31, 2019 any deposit made by the Company would be forfeited. The Company paid a $50,000 deposit and was not able to obtain the necessary financing to pay the full purchase price, accordingly, on January 1, 2020 the Company received written notice from the seller that the $50,000 deposit was forfeited. The deposit is shown on the balance sheet in the “Deposits” category.

NOTE 14- SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that there are no material subsequent events that would require an adjustment to the financial statements. The following subsequent events disclosures are shown below.

On January 1, 2020, the Company forfeited a $50,000 real estate deposit (see Note 14).

On March 3, 2020 and through March 6, 2020, without any formal repayment terms, $183,000 was advanced to the Company by a shareholder. The funds were used to pay-off the $95,000 convertible debt obligation referred to in the subsequent paragraph and the remaining proceeds were used for working capital purposes.

On March 6, 2020, the Company, pursuant to a debt settlement agreement, paid $95,000, which included a prepayment penalty, to liquidate a $75,000 convertible debenture plus accrued interest that was to mature on May 29, 2020 and agreed to issue to the note holder 10,000 shares of the Company’s common stock. The shares were issued on April 16, 2020.

From October 1, 2019 through February 28, 2020, the Company conducted limited operations primarily due to a lack of capital that precluded the completion of structural repairs, mandated by its landlord, to the interior of its operations facility. Also, from March 2020 through the middle of June 2020, the Company experienced a decline in revenues of approximately $74,000 compared to the average revenues generated during the prior fiscal year for a three and one-half month period. The principal reason for the aforementioned revenue decrease is the outbreak of the coronavirus (COVID-19) which resulted in mandates from federal, state, and local authorities resulting in an overall decline in economic activity. Due to the reasons referred to in this paragraph, the Company’s revenues for the fiscal year ended September 30, 2020 declined by approximately 37% as compared to the September 30, 2019 fiscal year revenues.

On May 20, 2021, the SEC issued an order instituting administrative proceedings and notice of hearing pursuant to Section 12(j) of the 1934 Act due to the Company being delinquent in its periodic filings. Due to this delinquency, our shares of common stock were delisted from the Over the Counter (OTC) Market. Our common stock is traded on the Expert Market which is a private market to serve broker-dealer pricing and best execution needs in securities that are restricted from public quoting or trading.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended December 31, 2019 and 2018, which are included herein.

Sales

Sales for the three months ended December 31, 2019 were $5,451 as compared to $78,119 for the same period in 2018. The decrease is due to the Company conducting limited operations primarily due to a lack of capital that precluded the completion of structural repairs, mandated by our landlord, to the interior of our operations facility.

Cost of Goods Sold

Cost of goods sold for the three months ended December 31, 2019 were $5,342 as compared to $48,011 for the same period in 2018. The decrease in cost of goods sold is primarily due to the Company conducting limited operations due to a lack of capital that precluded the completion of structural repairs, mandated by our landlord, to the interior of our operations facility.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 were $38,627 as compared to $55,596 in operating expenses for the three months ended December 31, 2018, a decrease of $16,969. The decrease is a result of reduced operations due to a lack of capital.

Net Income

Our net income for the three months ended December 31, 2019 and 2018 was $26,715 and $22,152, respectively. The increase is primarily due to the $123,693 gain on derivative liability in the 2019 period whereas the derivative gain in the 2018 period was 52,166. This was offset by an increase of $53,934 in interest expense due to the issuance of convertible debt and an increase in loss from operations of $13,030 due to the Company conducting limited operations due to a lack of capital.

Liquidity and Capital Resources

At December 31, 2019 we had no cash as compared to $393 in cash at September 30, 2019. The decrease in cash of $393 is due to net cash used in operating activities of $41,945 offset by cash provided by financing activities of $41,552 for the three months ended December 31, 2019. Our accounts payable and accrued expenses at December 31, 2019 were $174,182 and $176,564 as of September 30, 2019. The $2,382 decrease in accounts payable and accrued expenses is due to an increase in accrued interest of $5,546 due to more convertible debt outstanding offset by to a decrease of $8,412 in accrued expenses due to the payment of an accrued financing fee of $6,500 and accrued rent of $1,912. On December 31, 2019 and September 30, 2019 we had convertible debentures and notes payable of $554,396 outstanding, due to related parties. We had $139,173 and $97,621, respectively, in advances from related parties at December 31, 2019 and September 30, 2019. The increase of $41,552 in advances from related parties is due to advances made by a shareholder of the Company. Our derivative liability was $86,643 as of December 31, 2019 and $210,336 as of September 30, 2019. The decrease in derivative liability of $123,693 is primarily due to a decrease in the price of the Company’s stock, $0.02 at December 31, 2019 and $0.05 at September 30, 2019. Our total liabilities were $1,166,139 on December 31, 2019 as compared to $1,197,747 on September 30, 2019. The details of the decrease in total liabilities of $31,608 is disclosed in the preceding sentences. We have a working capital deficit of $1,166,139 as of December 31, 2019 as compared to our working capital deficit of $1,197,747 as of September 30, 2019. The decrease in working capital deficit of $31,608 is primarily due to a decrease in derivative liability of $123,693 for the reason referred to above offset by the $41,552 increase in advances from related parties and an increase of $52,915 in convertible debentures attributable to amortization on note payable discount.

Working Capital

We did not have any current assets as of December 31, 2019, our current assets as of September 30, 2019 totaled $393 which was comprised of cash. The decrease in current assets is explained in the previous paragraph.

Our current liabilities as of December 31, 2019 totaled $1,166,139 as compared to total current liabilities of $1,197,747 as of September 30, 2019. The details of the decrease in current liabilities is explained in the previous paragraph.

Cash Flows

Operating Activities

Net cash used in operating activities was $41,945 for the three months ended December 31, 2019 compared to net cash used by operating activities of $30,077 for the three months ended December 31, 2018. The increase in net cash used in operating activities of $11,868 was primarily due to an increase in net loss from operations of $13,030.

Investing Activities

There was no cash used in investing activities for the three months ended December 31, 2019 and December 31, 2018.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2019 was $41,552 derived from related party advances. In the 2018 period the issuance of convertible debentures raised $25,000 and related party advances were $2,800.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months ended December 31, 2019 and 2018 due to the Company’s net operating tax loss in the USA.

Cash Requirements

For the 12 months ended December 31, 2020 we required additional funds of approximately $172,000 to fund our budgeted expenses as follows: Rent $110,000, office administration and other $30,000, contract labor $18,000, management fees $6,000, and repairs and maintenance of $8,000. These funds were primarily raised from advances received from a shareholder and an entity owned by said shareholder. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we intend to implement further internal controls when we are financially able to do so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2019, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None

ITEM 1A: RISK FACTORS.

There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing for the year ending September 30, 2019.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: July 29, 2021	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

