Form 10-Q
period 2020-06-30
Creative Waste Solutions, Inc.
filed 2021-07-30
CIK 1385329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of July 30, 2021 there were 6,025,974 shares of Common Stock of the issuer outstanding.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	September 30,
	2020	2019

ASSETS
Current assets -
Cash	$5,166	$393
Prepaid expense	25,000	-
Total current assets	30,166	393

Deposit	7,000	57,000
Equipment, net	23,200	36,700
Intangible assets, net	150,000	150,000
Goodwill	149,500	149,500
Total assets	$359,866	$393,593

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities -
Accounts payable and accrued liabilities	$178,695	$176,564
Convertible debentures and notes payable, related parties	554,396	554,396
Convertible debentures and notes payable, net of discount	224,000	158,830
Advances-related parties	346,716	97,621
Derivative liability	128,554	210,336
Total current liabilities	1,432,361	1,197,747

Total liabilities	1,432,361	1,197,747

Stockholders' deficit:
Preferred Stock; $.001 value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock; $.001 par value, 225,000,000 shares authorized; 6,025,974 and 6,015,974 shares issued and outstanding in 2020 and 2019	6,026	6,016
Additional-paid in capital	3,048,788	3,011,608
Accumulated deficit	(4,127,309)	(3,821,778)
Total stockholders' deficit	(1,072,495)	(804,154)

Total liabilities and stockholders' deficit	$359,866	$393,593

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Sales	$24,697	$73,682	$32,317	$227,923
Cost of goods sold	8,475	55,485	15,667	162,180
Gross profit	16,222	18,197	16,650	65,743

Operating expenses:
General and administrative	49,054	71,261	196,417	170,958
Loss from operations	(32,832)	(53,064)	(179,767)	(105,215)

Other income (expenses):
Gain (loss) on derivative liability	(82,592)	17,943	44,792	77,110
Interest expense	(24,194)	(12,134)	(170,556)	(24,333)
Total other income (expenses)	(106,786)	5,809	(125,764)	52,777

Net (loss)	$(139,618)	$(47,255)	$(305,531)	$(52,438)

Basic (loss) per common share
Net (loss)	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Diluted (loss) per common share
Net income (loss)	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Basic weighted average shares outstanding	6,024,307	6,015,974	6,018,752	6,015,974
Diluted weighted average shares outstanding	6,024,307	6,015,974	6,018,752	6,015,974

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended June 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(305,531)	$(52,438)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
(Gain) in fair value of derivative liability	(44,792)	(77,110)
Depreciation and amortization	153,670	35,145
Changes in operating assets and liabilities
Deposit	50,000	-
Accounts receivable	-	5,424
Prepaid expense	(25,000)	-
Accounts payable and accrued liabilities	2,331	(2,041)
NET CASH (USED IN) OPERATING ACTIVITIES	(169,322)	(91,020)

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related parties	249,095	24,885
Repayment of debt	(75,000)	(5,000)
Issuance of debt	-	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	174,095	89,885

Net increase (decrease) in cash	4,773	(1,135)
Cash, beginning of period	393	3,132
Cash, end of period	$5,166	$1,997

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$20,000	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CREATIVE WASTE SOLUTIONS, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. The Company evaluates its provision for an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. At June 30, 2020 and September 30, 2019, the Company did not have any accounts receivable.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with ASC Topic 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible instruments were converted. The Company had outstanding convertible notes during the three and nine months ended June 30, 2020 and 2019, however, the Company had a net loss during these interim periods, accordingly, the potential convertible shares were not considered in the EPS calculation for those periods due to their anti-dilutive effect.

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

No other new accounting pronouncements were issued during the nine months ended June 30, 2020 that we expect will have a material effect on the Company’s fiscal year 2020 consolidated financial statements.

NOTE 3 - EQUIPMENT

Equipment at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30	Sept. 30
Equipment	92,200	$92,200
	92,200	92,200
Less accumulated depreciation	(69,000)	(55,500)
Equipment, net	$23,200	$36,700

Depreciation expense for the nine months ended June 30, 2020 and 2019 was $13,500 and $13,500, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets at June 30, 2020 and September 30, 2019 consisted of the following:

	June 30	Sept. 30
Customer lists	$375,000	$375,000
Licenses	150,000	150,000
Less accumulated amortization	(375,000)	(375,000)
Intangible assets, net	$150,000	$150,000

The customer lists were amortized over 24 months and were fully amortized as of June 30, 2018.

Amortization expense for the nine months ended June 30, 2020 and 2019 was $-0- and $-0-, respectively.

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

The change in terms of the $75,754 convertible note created a derivative liability and required the Company to record fair value at the inception of the derivative and for each subsequent reporting period. The fair value of the embedded derivative at June 30, 2020 was determined using the Black Scholes method based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 721%, (3) weighted average risk-free interest rate of 0.16%, (4) expected term of one year, and (5) estimated fair value of the Company's common stock is $0.04. The fair value as of June 30, 2020 and September 30, 2019 was $38,757 and $42,787, respectively. During the nine months ended June 30, 2020 and 2019 the decrease in fair value was $4,030 and $2,628,479, respectively, which is included in other income in the statement of operations.

As of June 30, 2020 and September 30, 2019, the principal amount due under the convertible debenture to the shareholder was $75,754 and $75,754, respectively. As of June 30, 2020 and September 30, 2019, the accrued interest due under the convertible debenture to the shareholder was $69,656 and $69,656, respectively.

Effective September 30, 2018 the shareholder agreed that there will be no further accrual of interest on the debt instrument referred to above.

Unrelated Parties

On November 8, 2018, the Company issued a convertible debenture of $25,000 bearing interest of 10% per annum with an August 8, 2019 maturity date that was extended to September 30, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.10 per share. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 731%, (3) weighted average risk-free interest rate of 0.16%, (4) expected term of fifteen months, and (5) estimated fair value of the Company’s common stock is $0.04. The fair value on the issuance date was $21,407 which was recorded as a discount to the note payable and was fully amortized as of September 30, 2019. The fair value on June 30, 2020 and September 30, 2019 is $11,625 and $13,177, respectively. During the nine months ended June 30, 2020 and 2019 the decrease in fair value was $1,552 and $18,238, respectively, which is included as other income in the statement of operations. The amortization of the note discount for the nine months ended June 30, 2020 and 2019 was $0 and $18,270, respectively, and is shown as interest expense in the statement of operations. At June 30, 2020 and September 30, 2019, the principal balance of the convertible debenture was $25,000 and $25,000, respectively, and the balance of accrued interest payable was $4,113 and $2,240, respectively.

On April 4, 2019, the Company issued a convertible debenture of $45,000 bearing interest of 10% per annum with a December 15, 2019 maturity date that was extended to September 30, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock at $0.15 per share. The imbedded conversion feature has been recorded as a derivative liability valued using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 731%, (3) weighted average risk-free interest rate of 0.16%, (4) expected term of fifteen months, and (5) estimated fair value of the Company’s common stock is $0.04. The fair value on the issuance date was $9,819 which was recorded as a discount to the note payable and was fully amortized as of December 31, 2019. The fair value on June 30, 2020 and September 30, 2019 is $13,469 and $3,960, respectively. During the nine months ended June 30, 2020 the increase in fair value was $9,509, which is included as a reduction in other income in the statement of operations. The amortization of the note discount for the nine months ended June 30, 2020 was $2,915, and is shown as interest expense in the statement of operations. At June 30, 2020 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $45,000 and $42,085, respectively, and the balance of accrued interest payable was $5,591 and $2,219, respectively.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date that was extended to January 12, 2021. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. On the note issuance date, the embedded conversion feature was recorded as a derivative liability using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 297%, (3) weighted average risk-free interest rate of 1.56%, (4) expected term of nine months, (5) estimated fair value of the Company’s common stock was $0.06. The fair value on the issuance date was $129,650, since the fair value exceeded the note’s principal amount, $75,000 was recorded as a discount to the note payable and has been amortized over nine months. The fair value on the March 6, 2020 note pay-off date was $36,990. During the period from October 1, 2019 through March 6, 2020 the decrease in fair value was $61,417 which is included as other income in the statement of operations. The amortization of the note discount for the nine months ended June 30, 2020 was $66,667, and is shown as interest expense in the statement of operations. At June 30, 2020 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $-0- and $8,333, respectively, and the balance of accrued interest payable was $-0- and $678, respectively. The note payable and all but $200 of accrued interest was paid prior to maturity on March 6, 2020. The $200 of accrued interest was paid on April 16, 2020 upon the issuance of 10,000 shares of the Company’s common stock. The $36,990 fair value of the derivative liability on the March 6, 2020 note pay-off date has been credited to additional paid-in capital.

On August 29, 2019, the Company issued a convertible debenture of $75,000 bearing interest of 10% per annum with a May 29, 2020 maturity date that was extended to September 30, 2021, the note was funded on September 11, 2019. The accrued interest and principal amount are payable in one lump-sum payment on the maturity date unless the holder of the note converts the debt to common stock. Conversion is based on the lowest of (a) the lowest closing share price during the 20 preceding days ending on the note date or (b) 60% of the lowest closing share price during the 20 preceding days prior to conversion. The embedded conversion feature has been recorded as a derivative liability using the Black Scholes method using the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 731%, (3) weighted average risk-free interest rate of 0.16%, (4) expected term of fifteen months, (5) estimated fair value of the Company’s common stock is $0.04. The fair value on the issuance date was $101,078, since the fair value exceeded the note’s principal amount, $75,000 was recorded as a discount to the note payable and is being amortized over eight and one-half months. The fair value on June 30, 2020 and September 30, 2019 was $64,703 and $52,005, respectively. During the nine months ended June 30, 2020 the increase in fair value was $12,698 which is included as a reduction of other income in the statement of operations. The amortization of the note discount for the nine months ended June 30, 2020 was $70,588, and is shown as interest expense in the statement of operations. At June 30, 2020 and September 30, 2019, the principal balance of the convertible debenture, net of discount, was $75,000 and $4,411, respectively, and the balance of accrued interest payable was $5,932 and $313, respectively.

NOTE 6 - NOTES PAYABLE – RELATED PARTIES AND UNRELATED PARTY

Related Parties

On December 29, 2015, the Company issued a $17,500, 6% annual interest, demand note payable to an unrelated party that is payable upon demand. The note holder agreed to the cessation of accrued interest as of September 30, 2018. During the year ended December 31, 2019, a shareholder of the Company purchased the note payable from the unrelated party. At June 30, 2020 and September 30, 2019, the principal balance of the note payable is $17,500 and $17,500, respectively, and the balance of accrued interest payable was $2,895 and $2,895, respectively.

On August 16, 2016, the Company issued a $17,000, 10% annual interest, demand note payable to a shareholder. The shareholder agreed to the cessation of accrued interest as of September 30, 2018. At June 30, 2020 and September 30, 2019, the principal balance of the note payable was $17,000 and $17,000, respectively, and the balance of accrued interest payable was $3,152 and $3,152, respectively.

On August 26, 2016, the Company issued two demand notes payable to an unrelated party totaling $300,000 ($175,000 and $125,000) that bear annual interest at 10%. The proceeds of the note were used to purchase Easy (see Note 1). The note holder agreed to the cessation of accrued interest as of September 30, 2018.  During the year ended December 31, 2019, a shareholder of the Company purchased the notes payable from the unrelated party and the Company made a $5,000 principal payment, accordingly, the aggregate principal balance of the note payables at June 30, 2020 and September 30, 2019 was $295,000 and $295,000, respectively, and the aggregate balance of accrued interest payable was $62,916 and $62,916, respectively.

Unrelated Party

On April 4, 2016 and July 30, 2017, the Company issued demand notes payable of $29,000 and $50,000, respectively, to an unrelated party. The notes bear annual interest of 10% The note holder agreed to the cessation of accrued interest as of September 30, 2018. At June 30, 2020 and September 30, 2019, the aggregate principal balance of the notes payable was $79,000 and $79,000, respectively, and the aggregate balance of accrued interest payable was $13,082 and $13,082, respectively.

NOTE 7 – ADVANCES - RELATED PARTIES

The Company received advances from related parties totaling $346,716 and $97,621 as of June 30, 2020 and September 30, 2019, respectively. The advances are unsecured, do not have a maturity term and carry no interest rate.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2020 and 2019:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

Derivative liabilities at June 30, 2020	$-	$-	$128,554	$128,554
Derivative liabilities at June 30, 2019	$-	$-	$26,198	$26,198

The following table represents the change in the fair value of the derivative liabilities during the nine months ended June 30, 2020 and 2019:

Fair value of derivatives, September 30, 2019	$210,336
Change in fair value of derivative liability – gain	(44,792)
Fair value on March 6, 2020 note pay-off	(36,990)
Fair value of derivatives, June 30, 2020	128,554

Fair value of derivatives, September 30, 2018	72,082
Change in fair value of derivative liability – gain of $77,110 less $31,226 note discount	(45,884)
Fair value of derivatives, June 30, 2019	$26,198

NOTE 9 – EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable upon the conversion of convertible debentures. The effect on the number of common shares outstanding assuming conversion of the convertible debentures as of June 30, 2020 and 2019 would result in an increase of approximately 4,295,537 and 2,513,680 shares, respectively. The Company incurred a net loss for the three and nine months ended June 30, 2020 and 2019, accordingly, none of the convertible shares were used to calculate EPS for those periods due to their anti-dilutive effect.

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

NOTE 11 – EQUITY AND RECONCILIATION OF CHANGES IN STOCKHOLDERS’ DEFICIT

During the nine months ended June 30, 2019 the Company did not issue any shares of common or preferred stock. During the nine months ended June 30, 2020 the Company issued 10,000 shares of common stock on

For purposes of the stockholders’ deficit reconciliation schedules shown below, additional paid in capital is referred to as APIC.

CHANGE IN COMMON STOCK AND APIC – THREE AND NINE MONTHS ENDED JUNE 30, 2020:

	THREE MONTHS			NINE MONTHS
	Shares	Amount	APIC	Shares	Amount	APIC
Common stock and APIC – beginning of period	6,015,974	$6,016	$3,048,598	6,015,974	$6,016	$3,011,608
Fair value of derivative liability on note pay-off date	-0-	-0-	-0-	-0-	-0-	36,990
Common shares issued	10,000	10	190	10,000	10	190
Common stock and APIC – end of period	6,025,974	$6,026	$3,048,788	6,025,974	$6,026	$3,048,788

CHANGE IN COMMON STOCK AND APIC – THREE AND NINE MONTHS ENDED JUNE 30, 2019:

	THREE MONTHS			SIX MONTHS
	Shares	Amount	APIC	Shares	Amount	APIC
Common stock and APIC – beginning of period	6,015,974	$6,016	$3,011,608	6,015,974	$6,016	$3,011,608
Common shares issued	-0-	-0-	-0-	-0-	-0-	-0-
Common stock and APIC – end of period	6,015,974	$6,016	$3,011,608	6,015,974	$6,016	$3,011,608

CHANGE IN ACCUMULATED DEFICIT – THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019:

Three and Nine Months Ended June 30, 2020:
Accumulated deficit – March 31, 2020	$(3,987,691)
Net loss – three months ended June 30, 2020	(139,618)
Accumulated deficit – June 30, 2020	$(4,127,309)

Accumulated deficit – September 30, 2019	$(3,821,778)
Net loss – nine months ended June 30, 2020	(305,531)
Accumulated deficit – June 30, 2020	$(4,127,309)

Three and Nine Months Ended June 30, 2019:
Accumulated deficit – March 31, 2019	$(3,636,651)
Net loss – three months ended June 30, 2019	(47,255)
Accumulated deficit – June 30, 2019	$(3,683,906)

Accumulated deficit – September 30, 2018	$(3,631,468)
Net loss – nine months ended June 30, 2019	(52,438)
Accumulated deficit – June 30, 2019	$(3,683,906)

CHANGE IN STOCKHOLDERS’ DEFICIT – THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019:

Three and Nine Months Ended June 30, 2020:
Stockholders’ deficit – March 31, 2020	$(933,077)
Common stock issued	200
Net loss – three months ended June 30, 2020	(139,618)
Stockholders’ deficit – June 30, 2020	$(1,072,495)

Stockholders’ deficit – September 30, 2019	$(804,154)
Net loss – nine months ended June 30, 2020	(305,531)
Common stock issued	200
Fair value of derivative liability on note pay-off date.	36,990
Stockholders’ deficit – June 30, 2020	$(1,072,495)

Three and Nine Months Ended June 30, 2019:
Stockholders’ deficit – March 31, 2019	$(619,027)
Net loss – three months ended June 30, 2019	(47,255)
Stockholders’ deficit – June 30, 2019	$(666,282)

Stockholders’ deficit – September 30, 2018	$(613,844)
Net loss – nine months ended June 30, 2019	(52,438)
Stockholders’ deficit – June 30, 2019	$(666,282)

NOTE 12 – INCOME TAXES

The Company has losses carried forward for income tax purposes through June 30, 2020. There are no current or deferred tax expenses for the nine months ended June 30, 2020 and 2019 due to the Company’s tax loss position. The Company has fully reserved for any benefits of these losses utilizing a statutory federal income tax rate of 21%. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The deferred income tax asset for the nine months ended June 30, 2020 and 2019 consists of the following:

	2020	2019

Deferred income tax asset attributed to:
Current operations	$72,912	$27,205
Less: Change in valuation allowance	(72,912)	(27,205)
Net refundable amount	$-	$-

The composition of the Company’s deferred tax assets as at June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	Sept. 30, 2019

Income tax operating loss carryforward	$3,630,189	$3,282,991

Statutory federal income tax rate	21%	21%
Effective income rate	0%	0%

Deferred tax assets:
Net operating loss carryforward	$688,840	$615,928
Amortization of intangible assets	73,500	73,500
Total deferred tax assets	762,340	689,428
Less: valuation allowance	(762,340)	(689,428)
Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As of June 30, 2020, the Company has an unused net operating loss carry-forward balance of approximately $3,630,000 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between 2026 and 2039.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its operations facility located in Hollywood, FL under a long-term operating lease expiring on January 31, 2023. The lease was acquired with the acquisition of Easy. Upon the exercise of the five-year renewal option, effective February 1, 2018, the monthly base rent increased to $6,000 with annual increases of 4% plus sales tax and utilities. Rent expense was $83,842 and $83,019 for the nine months ended June 30, 2020 and 2019, respectively, which includes monthly rent of $2,450 and $2,330, respectively, for administrative offices which are leased on a month to month basis.

As of June 30, 2020, future minimum annual payments, including sales tax, under an operating lease agreement for fiscal year ending September 30 are as follows:

2020	$20,734
2021	85,149
2022	88,555
2023	29,902
$224,340

On September 16, 2019, the Company entered into an agreement to purchase real estate at a price of $300,000. The agreement stated that if the full purchase price was not paid by December 31, 2019 any deposit made by the Company would be forfeited. The Company paid a $50,000 deposit and was not able to obtain the necessary financing to pay the full purchase price, accordingly, on January 1, 2020 the Company received written notice from the seller that the $50,000 deposit was forfeited. The $50,000 forfeited deposit was charged to operations and included in general and administrative expenses in the quarter ended March 31, 2020 and the nine months ended June 30, 2020.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended June 30, 2020 and 2019, which are included herein.

Sales

Sales for the three months ended June 30, 2020 were $24,697 as compared to $73,682 for the same period in 2019. Sales for the nine months ended June 30, 2020 and 2019 were $32,317 and $227,923, respectively. The sales decline is primarily due to the Company conducting limited operations primarily due to a lack of capital that precluded the completion of structural repairs, mandated by our landlord, to the interior of our operations facility. The Company also experienced a decline in economic activity due to the outbreak of the coronavirus (COVID-19) which resulted in restrictive mandates from federal, state, and local authorities.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2020 were $8,475 as compared to $55,485 for the same period in 2019. Cost of goods sold for the nine months ended June 30, 2020 and 2019 were $15,667 and $162,180, respectively. The decrease in cost of goods sold is primarily due to the Company conducting limited operations primarily due to a lack of capital that precluded the completion of structural repairs, mandated by our landlord, to the interior of our operations facility. The Company also experienced a decline in economic activity due to the outbreak of the coronavirus (COVID-19) which resulted in restrictive mandates from federal, state, and local authorities.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $49,054 as compared to $71,261 for the same period in 2019. Operating expenses for the nine months ended June 30, 2020 and 2019 were $196,417 and $170,958, respectively. The decrease in operating expenses for the three-month period is primarily due to $12,500 in auditor fees in 2020 that were not present in 2021 and a decrease in the 2021 period of $3,600 in consulting fees and $5,000 in consulting fees. The increase in the 2021 six-month period is primarily a result of the Company incurring a $50,000 expense on January 1, 2020 due to a forfeited real estate deposit offset by a decrease of $25,000 in auditor fees.

Net Income (Loss)

Net loss for the three months ended June 30, 2020 was $139,618 compared to net loss of $47,255 for the same period in 2019. Net loss for the nine months ended June 30, 2020 was $305,531 versus net loss of $52,438 in the same 2019 period. The increase in net loss of $92,363 in the three months ended June 30, 2020 is primarily due to (a) an increase in interest expense of $12,060 due to amortization of debt discount on convertible debentures not present in 2019, (b) an increase in fair value of derivative liability of $100,535 versus the 2019 change amount, offset be (c) a decrease in auditor fees of $12,500, (d) a decrease of $3,600 in accounting fees, and (e) a decrease in consulting fees of $5,000. The increase in net loss of $253,093 in the nine months ended June 30, 2020 is primarily due to (a) a reduction in gross profit of $49,093 in 2020 due to the reduced economic activity referred to above, (b) the $50,000 forfeited real estate deposit referred to in the previous paragraph, (c) an increase in amortization of debt discount (included in interest expense) of $140,170 due to convertible debentures not present in 2019, (d) an increase in interest expense of $6,055 due to the issuance of convertible debentures not present in 2019, (e) a decrease in other income of $32,318 resulting from the change in fair value of the derivative liability, offset by a $25,000 decrease in auditor fee.

Liquidity and Capital Resources

At June 30, 2020 we had cash of $5,166 as compared to $393 in cash at September 30, 2019. The increase in cash of $4,773 is due to $249,095 of advances received from related parties offset by cash used in operating activities of $169,322 and the repayment of a $75,000 convertible debenture. Our accounts payable and accrued liabilities at June 30, 2020 were $178,695 and $176,564 as of September 30, 2019. The $2,131 increase in accounts payable and accrued liabilities is due to a reduction of accrued rent and financing costs of $11,657 offset by an increase in accrued interest of $10,188 from convertible debentures and an increase in accounts payable of $3,600. On June 30, 2020 and September 30, 2019 we had convertible debentures and notes payable of $554,396 due to related parties. We had $346,716 and $97,621 in advances payable to related parties at June 30, 2020 and September 30, 2019, respectively. The increase of $249,095 in advances from related parties is due to advances made by a shareholder of the Company. Our derivative liability was $128,554 as of June 30, 2020 and $210,336 as of September 30, 2019. The decrease in derivative liability of $81,782 is primarily due to a decrease in the price of our common stock, $0.04 at June 30, 2020 and $0.05 at September 30, 2019, and the repayment of a $75,000 convertible debenture. Our total liabilities were $1,432,361 on June 30, 2020 as compared to $1,197,747 on September 30, 2019. The details of the increase in total liabilities of $234,614 is disclosed in the preceding sentences.  We have a working capital deficit of $1,402,195 as of June 30, 2020 as compared to our working capital deficit of $1,197,354 as of September 30, 2019. The increase in working capital deficit of $204,841 is primarily due to an increase of (a) $65,170 in convertible debentures due to unrelated parties, and (b) $249,095 in advances from related parties, offset by a decrease in derivative liability of $81,782 and an increase in prepaid expense of $25,000.

Working Capital

We had current assets on June 30, 2020 and September 30, 2019 of $30,166 and $393, respectively. The increase in current assets is explained in the previous paragraph.

We had current liabilities on June 30, 2020 and September 30, 2019 of $1,432,361 and $1,197,747, respectively. The details of the increase in current liabilities is explained above in the discussion of liquidity and capital resources.

Cash Flows

Operating Activities

Cash used in operating activities was $169,322 for the nine months ended June 30, 2020 compared to cash used in operating activities of $91,020 for the nine months ended June 30, 2019. The $78,302 increase in cash used in operating activities in the 2020 period was primarily due to an increase in loss from operations of $74,552, an increase in prepaid deposit of $25,000, and an increase in interest expense (exclusive of amortization of debt discount) of $6,055, offset by a decrease in deposit of $50,000 in the 2020 period and a $5,424 decrease in accounts receivable in the 2019 period whereas there was none in 2020.

Investing Activities

There was no cash provided by or used in investing activities in the nine months ended June 30, 2020 and 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2020 and 2019 was $174,095 and $89,885, respectively. For the nine months ended June 30, 2020, cash provided by financing activities consisted of $249,095 from related party advances less a $75,000 repayment of a convertible debenture. For the nine months ended June 30, 2019, cash provided by financing activities consisted of related party advances of $24,885, $75,000 from the issuance of a convertible debenture less a $5,000 note payable payment.

Interest Expense

In the nine months ended June 30, 2020 and 2019, we paid interest expense of $20,000 and zero, respectively.

Income Taxes

We paid no income taxes in the nine months ended June 30, 2020 and 2019 due to the Company's net operating tax loss.

Cash Requirements

For the 12 months ended June 30, 2020 we required additional funds of approximately $176,000 to fund our budgeted expenses as follows: Rent $110,000, office administration and other $30,000, contract labor $21,000, management fees $9,000, and repairs and maintenance of $6,000. These funds were primarily raised from advances received from a shareholder and an entity owned by said shareholder. There is still no assurance that we will be able to maintain operations at a level sufficient for investors to obtain returns on their investments in our common stock. Further, we may continue to be unprofitable.

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

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/ Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2020.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we intend to implement further internal controls when we are financially able to do so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2020, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2020 due to the material weaknesses set forth below. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

CREATIVE WASTE SOLUTIONS, INC.

Date: July 30, 2021	By:	/s/ Jared Robinson
Jared Robinson
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

